Form 10-Q
period 2021-06-30
FIGS, Inc.
filed 2021-08-12
CIK 1846576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39549

FIGS, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2005653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2834 Colorado Avenue, Suite 100 Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

(424) 300-8330

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	FIGS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2021, there were 147,649,514 shares of the registrant’s Class A common stock, par value $0.0001, outstanding and 13,264,059 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, respectively.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•
Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time.

•
If we fail to manage our growth effectively, our business, financial condition and results of operations may be adversely affected.

•
We have only recently achieved profitability and may not maintain profitability in the future.

•
Our success depends on our ability to maintain the value and reputation of our brand.

•
If we fail to attract new customers, retain existing customers, or fail to maintain or increase sales to those customers, our business, financial condition, results of operations and growth prospects will be harmed.

•
If our marketing efforts are not successful, our business, financial condition and results of operations could be harmed.

•
Our business depends on our ability to maintain a strong community of engaged customers and Ambassadors, including through the use of social media. We may not be able to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, fail to maintain and grow our network of Ambassadors or otherwise fail to meet our customers’ expectations.

•
If we do not continue to successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our sales and profitability.

•
The market for healthcare apparel is highly competitive.

•
Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.

•
We plan to expand into additional international markets, which will expose us to new risks.

•
Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition and results of operations.

•
If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.

•
Our business may be subject to uncertainty as a result of the COVID-19 pandemic.

•
Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.

•
The dual-class structure of our common stock and voting agreement among us and the Class B stockholders has the effect of concentrating control with our co-founders and Tulco, LLC.

•
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIGS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$163,968	$58,133
Accounts receivable	3,934	5,780
Due from related party	4,875	—
Inventory, net	62,374	49,735
Prepaid expenses and other current assets	8,339	6,665
Total current assets	243,490	120,313
Non-current assets
Property and equipment, net	6,908	6,529
Deferred tax assets	3,354	6,507
Other assets	502	506
Total non-current assets	10,764	13,542
Total assets	$254,254	$133,855
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,472	$11,965
Accrued expenses	15,315	6,682
Accrued compensation and benefits	4,144	4,214
Sales tax payable	3,912	3,076
Gift card liability	3,369	3,019
Deferred revenue	679	1,781
Returns reserve	2,128	1,677
Income tax payable	910	105
Total current liabilities	46,929	32,519
Non-current liabilities
Deferred rent and lease incentive	3,610	3,659
Total liabilities	50,539	36,178
Commitments and contingencies
Stockholders’ equity
Common stock — par value $0.0001 per share, zero and 207,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero and 154,649,160 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	15
Class A Common stock — par value $0.0001 per share, 1,000,000,000 and zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; 147,633,534 and zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	15	—
Class B Common stock — par value $0.0001 per share, 150,000,000 and zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; 13,264,059 and zero shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	—
Preferred stock — par value $0.0001 per share, 100,000,000 and zero shares authorized as of June 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	205,318	70,175
Retained earnings (accumulated deficit)	(1,619)	27,487
Total stockholders’ equity	203,715	97,677
Total liabilities and stockholders’ equity	$254,254	$133,855

The accompanying notes are an integral part of these unaudited financial statements

FIGS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenues	$101,117	$64,143	$188,196	$96,110
Cost of goods sold	26,964	18,923	51,683	26,578
Gross profit	74,153	45,220	136,513	69,532
Operating expenses
Selling	19,222	12,905	36,337	19,644
Marketing	15,488	8,805	26,327	16,142
General and administrative	71,504	6,950	89,850	13,150
Total operating expenses	106,214	28,660	152,514	48,936
Net income (loss) from operations	(32,061)	16,560	(16,001)	20,596
Other income (loss), net
Interest income (expense)	(31)	19	(67)	117
Other expense	—	(1)	(2)	(1)
Total other income (loss), net	(31)	18	(69)	116
Net income (loss) before provision for income taxes	(32,092)	16,578	(16,070)	20,712
Provision for income taxes	8,454	2,403	13,036	2,403
Net income (loss) and comprehensive income (loss)	$(40,546)	$14,175	$(29,106)	$18,309
Earnings (loss) attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$(0.26)	$0.09	$(0.19)	$0.12
Diluted earnings (loss) per share	$(0.26)	$0.09	$(0.19)	$0.12
Weighted-average shares outstanding—basic	156,867,484	153,052,983	155,725,959	153,052,983
Weighted-average shares outstanding—diluted	156,867,484	153,680,642	155,725,959	153,661,856

The accompanying notes are an integral part of these unaudited financial statements.

FIGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional	(Accumulated Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Equity
December 31, 2019	153,052,983	$15	—	$—	—	$—	$61,070	$(22,271)	$38,814
Stock-based compensation	—	—	—	—	—	—	50	—	50
Net income	—	—	—	—	—	—	—	4,134	4,134
March 31, 2020	153,052,983	$15	—	$—	—	$—	$61,120	$(18,137)	$42,998
Stock-based compensation	—	—	—	—	—	—	236	—	236
Net income	—	—	—	—	—	—	—	14,175	14,175
June 30, 2020	153,052,983	$15	—	$—	—	$—	$61,356	$(3,962)	$57,409

	Common Stock		Class A Common Stock		Class B Common Stock		Additional	(Accumulated Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Equity
December 31, 2020	154,444,851	$15	—	$—	—	$—	$70,175	$27,487	$97,677
Stock-based compensation	—	—	—	—	—	—	5,015	—	5,015
Stock option exercises	204,309	—	—	—	—	—	123	—	123
Net income	—	—	—	—	—	—	—	11,440	11,440
March 31, 2021	154,649,160	$15	—	$—	—	$—	$75,313	$38,927	$114,255
Issuance of Class A Common Stock upon exchange of Common Stock	(142,851,852)	(14)	142,851,852	14	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Common Stock	(12,148,029)	(1)	—	—	12,148,029	1	—	—	—
Issuance of Class A Common Stock upon initial public offering, net of offering costs	—	—	4,636,364	1	—	—	95,100	—	95,101
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,166,538	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Restricted Stock	—	—	(1,116,030)	—	1,116,030	—	—	—	—
Restricted Stock surrendered for employees' tax liability	—	—	—	—	—	—	(21,556)	—	(21,556)
Stock-based compensation	—	—	—		—	—	56,012	—	56,012
Stock option exercises	350,721	—	94,810	—	—	—	449	—	449
Net loss	—	—	—	—	—	—	—	(40,546)	(40,546)
June 30, 2021	—	$—	147,633,534	$15	13,264,059	$1	$205,318	$(1,619)	$203,715

The accompanying notes are an integral part of these unaudited financial statements.

FIGS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(29,106)	$18,309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	666	398
Provision (benefit) for deferred income taxes	3,153	(688)
Stock-based compensation	61,027	286
Changes in operating assets and liabilities:
Accounts receivable	1,846	(505)
Due from related party	(4,875)	—
Inventory	(12,639)	(1,611)
Prepaid expenses and other current assets	(1,674)	(4,314)
Other assets	(6)	61
Accounts payable	4,575	(402)
Accrued expenses	8,553	5,912
Deferred revenue	(1,102)	1,597
Accrued compensation and benefits	(70)	(237)
Returns reserve	451	804
Sales tax payable	836	638
Income tax payable	805	3,090
Gift card liability	350	498
Deferred rent and lease incentive	(49)	473
Net cash provided by operating activities	32,741	24,309
Cash flows from investing activities:
Purchases of property and equipment	(1,023)	(1,080)
Net cash used in investing activities	(1,023)	(1,080)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock in initial public offering, net of underwriting discounts	95,881	—
Payments of initial public offering issuance costs, net of reimbursements	(780)	—
Proceeds from stock option exercises	572	—
Tax payments related to net share settlements on restricted stock units	(21,556)	—
Net cash provided by financing activities	74,117	—
Net increase in cash and cash equivalents	105,835	23,229
Cash and cash equivalents, beginning of period	58,133	38,353
Cash and cash equivalents, end of period	$163,968	$61,582
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$247	$—
Deferred offering costs recorded in stockholders' equity upon initial public offering	$780	$—

The accompanying notes are an integral part of these unaudited financial statements.

FIGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

FIGS, Inc. (the “Company”), a Delaware Corporation, was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells healthcare apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, activewear, loungewear, compression socks footwear, masks and face shields. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability.

In response to public health directives and orders, and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work from home policies for certain employees. The COVID-19 pandemic has the potential to significantly impact the Company’s manufacturing supply chain, distribution, logistics and other services. Certain of the Company’s ocean freight providers, as well as some of its suppliers and manufacturers, are experiencing delays and in the past have experienced shutdowns due to the COVID-19 pandemic. In order to manage the impact of these disruptions and meet its customers’ expectations, the Company has from time to time used, and in the future may continue to use, faster but more expensive air freight, which in the past increased, and which in the future may continue to increase, our cost of goods sold. COVID-19 may continue to adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for the Company's suppliers, vendors or other parties with whom it does business to meet their contractual obligations, which could negatively impact the Company's business and results of operations.

Initial Public Offering

On June 1, 2021, the Company completed an initial public offering (the “IPO”) by issuing 4,636,364 shares of Class A common stock at a price to the public of $22 per share, resulting in net proceeds of $95.1 million, after deducting the underwriting discount and commissions of $6.1 million and deferred offering expenses of $0.8 million, net of reimbursements. The Company incurred a total of $8.7 million of expenses, before reimbursements, in connection with the IPO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our fiscal year ends on December 31. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim financial statements and footnotes. Certain reclassifications have been made to prior-year amounts to conform to the current period presentation. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2020, included in our prospectus dated May 26, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-255797) (the “Prospectus”).

In our opinion, the unaudited financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

Stock Split

On May 19, 2021, the Company effected a nine-for-one forward stock split of its issued and outstanding common stock, stock options and restricted stock units (“RSUs”). Accordingly, all share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates include, but are not limited to, the valuation of the net realizable value of inventory, reserves for sales returns, allowances for doubtful accounts, stock-based compensation, contingent sales tax liability, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with the Company’s equity offering as deferred costs. After consummation of the IPO on June 1, 2021, these costs were recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering.

Inventory, Net

Inventory consists of finished goods and is accounted for using an average cost method. Inventory is valued at the lower of cost or net realizable value. The Company records a provision for excess and obsolete inventory to adjust the carrying value of inventory based on assumptions regarding future demand for the Company’s products.

Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired inventory. Excess and obsolete inventory is charged to cost of goods sold.

The Company recorded an allowance to write down inventory of $0.4 million and $0.8 million as of June 30, 2021, and December 31, 2020, respectively, to reduce inventory to the lower of cost or to its net realizable value.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Revenue is recognized in an amount that reflects the consideration expected to be received in exchange for products. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) we satisfy the performance obligations.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the good or services it transfers to the customer. The Company recognizes revenue at a point in time when it satisfies a performance obligation and transfers control of the products to the respective customers, which occurs when the goods are transferred to a common carrier. Shipping and handling costs associated with outbound freight incurred to transfer a product to a customer are treated as a fulfillment activity, and as a result, any fees received from customers are included in the transaction price for the performance obligation of providing goods to the customer.

The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the balance sheets was $2.1 million and $1.7 million as of June 30, 2021, and December 31, 2020, respectively.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company records deferred revenue when it receives payments in advance of the transfer of the goods to a common carrier. The amounts recorded are expected to be recognized as revenue within the 12 months following the balance sheet and, therefore, are classified as current liabilities in the balance sheets.

The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
By geography:
United States	$93,121	$62,256	$174,728	$93,833
Rest of the world	7,996	1,887	13,468	2,277
	$101,117	$64,143	$188,196	$96,110
By product:
Scrubs	$90,315	$57,379	$166,530	$85,931
Non-scrubs	10,802	6,764	21,666	10,179
	$101,117	$64,143	$188,196	$96,110

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). This update removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this update as of January 1, 2020 and noted no effect on the financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016- 02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard also requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company is required to adopt the standard on January 1, 2022 and is currently evaluating the impact that ASU 2016-02 will have on the financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact that ASU 2016-13 will have on the financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company is currently evaluating the impact that ASU 2019-12 will have on the financial statements and related disclosures.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

As of June 30, 2021, and December 31, 2020, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment (in thousands).

	Fair Value Measurement as of
	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$137,615	$—	$—	$137,615
	$137,615	$—	$—	$137,615

	Fair Value Measurement as of
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$50,219	$—	$—	$50,219
	$50,219	$—	$—	$50,219

There were no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Inventory deposits	$749	$963
Prepaid expenses	6,772	1,406
Prepaid taxes	—	3,493
Sample kits	—	33
Other prepaid expenses and current assets	818	770
	$8,339	$6,665

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Furniture and fixtures	$838	$808
Office equipment	776	765
Machinery and equipment	752	752
Computer equipment	840	610
Software and website design	2,420	1,704
Leasehold improvements	3,017	3,017
Capital projects in progress	360	312
Total property and equipment	9,003	7,968
Less: accumulated depreciation and amortization	(2,095)	(1,439)
Property and equipment, net	$6,908	$6,529

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2021, was $0.3 million and $0.7 million, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2020, was $0.2 million and $0.4 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued inventory	$4,335	$3,151
Accrued shipping	1,279	656
Accrued selling expenses	3,564	1,394
Accrued legal expenses	1,170	986
Accrued marketing expenses	2,589	102
Credit card liabilities	703	276
Other accrued expenses	1,675	117
	$15,315	$6,682

7. FINANCING ARRANGEMENTS

On September 5, 2017, the Company, as borrower, entered into a credit agreement with First Choice Bank, as lender, administrative agent and promissory note issuer for a $5.0 million revolving credit facility (the “Prior Credit Facility”). On October 5, 2018, the principal amount of the Prior Credit Facility was increased to $10.0 million. On January 7, 2019, the Company amended the Prior Credit Facility to extend the maturity date to January 12, 2022 and carved out of the Prior Credit Facility two standby letters of credit. The Company had letters of credit aggregating to $2.3 million as of December 31, 2019. Availability under the Credit Facility was $7.7 million as of December 31, 2019. On January 10, 2020, the Company amended and extended a letter of credit, increasing the aggregate of letters of credit to $2.4 million. In December 2020, the Prior Credit Facility was terminated.

On December 2, 2020, the Company, as borrower, entered into a credit agreement with JPMorgan Chase Bank, N.A. for an initial $50.0 million revolving credit facility (including capacity to issue letters of credit (the “Existing Credit Facility”). The Existing Credit Facility has a maturity date of December 2, 2025 (“Maturity Date”). Subject to certain conditions, the Existing Credit Facility also provides for an additional $25.0 million of capacity. As of June 30, 2021, the Company had letters of credit aggregating to $3.2 million outstanding under the Existing Credit Facility and available borrowings of $46.8 million. As of June 30, 2021, the Company had no outstanding borrowings under the Existing Credit Facility. Borrowings under the Existing Credit Facility are payable on the Maturity Date. Borrowings bear interest at LIBOR (with a 0.5% floor) plus 1.75%. The interest rate for undrawn amounts is 0.25%.

8. COMMITMENTS AND CONTINGENCIES

Taxes on Remote Sellers

The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.8 million and $1.9 million within sales tax payable on the Company’s balance sheets as of June 30, 2021, and December 31, 2020, respectively, as an estimate of contingent sales tax payable.

Operating Leases

The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire on various dates through December 2029. During the three months ended June 30, 2021 and 2020, the Company recorded rent expense of $0.5 million and $0.5 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded rent expense of $0.9 million and $0.9 million, respectively.

Future minimum lease payments under non-cancelable operating leases subsequent to June 30, 2021 are as follows (in thousands):

2021	$961
2022	1,963
2023	2,023
2024	2,093
2025	2,166
Thereafter	9,448
$18,654

Inventory Purchase Obligations

Inventory purchase obligations as of June 30, 2021 were $21.2 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying financial statements. The Company currently has legal actions against it with respect to its litigation with Strategic Partners, Inc. The Company believes the claims are without basis or merit and intends to vigorously defend against such claims. Accordingly, an accrual for any potential liability has not been recorded.

9. INCOME TAXES

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising during interim periods.

For the three months ended June 30, 2021 and June 30, 2020, the Company’s effective tax rate was (26.3)% and 14.5%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes, the permanent disallowance of stock-based compensation for tax purposes, excess compensation limitations and the impact of other discrete items including certain transaction expenses.

For the three months ended June 30, 2021 and June 30, 2020, the Company recorded income tax expense of $8.5 million and $2.4 million, respectively.

For the six months ended June 30, 2021 and June 30, 2020, the Company’s effective tax rate was (81.1)% and 11.6%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes, the permanent disallowance of stock-based compensation for tax purposes, excess compensation limitations and the impact of other discrete items including certain transaction expenses.

For the six months ended June 30, 2021 and June 30, 2020, the Company recorded income tax expense of $13.0 million and $2.4 million, respectively.

10. STOCK-BASED COMPENSATION

Amended 2016 Equity Incentive Plan

In 2016, the Company adopted the 2016 Equity Incentive Plan (as amended, the “2016 Plan”). The 2016 Plan provided for the issuance of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”), incentive stock options, non-qualified stock options and other stock-based awards to employees and consultants of the Company and its affiliates and members of the Board of Directors of the Company (the “Board”). The number of shares of Class A common stock authorized for issuance under the 2016 Plan as of June 30, 2021 was 51,716,934. Only incentive stock options, non-qualified stock options and RSUs were granted under the 2016 Plan.

On May 18, 2021, the Board approved the termination of the 2016 Plan, effective as of the date that the 2021 Equity Incentive Plan (the “2021 Plan”) became effective. Any remaining shares of common stock available for issuance under the 2016 Plan were added to the shares of our Class A common stock reserved for issuance under the 2021 Plan. Additionally, any shares of common stock subject to awards granted under the 2016 Plan that expire unexercised or are cancelled, terminated or forfeited in any manner without issuance of shares thereunder following the effective date of the 2021 Plan will become available for issuance under the 2021 Plan.

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

On May 18, 2021, the Board adopted and the stockholders of the Company approved the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”).

Upon adoption, 14,592,452 shares of the Company's Class A common stock were reserved for future issuance under the 2021 Plan, which number consists of (a) 10,197,941 shares initially available for issuance and (b) an additional 4,394,511 shares previously reserved for but unissued under the 2016 Plan on the effective date of the 2021 Plan that are now available for issuance under the 2021 Plan. The 2021 Plan authorizes the granting of RSAs, RSUs, SARs, incentive stock options, non-qualified stock options, dividend equivalents, and other stock or cash awards to employees and consultants of the Company and its subsidiaries and members of the Board.

In addition to the 2021 Plan, up to 1,605,647 shares of the Company’s Class A common stock may be issued under the ESPP, which has not yet been implemented.

All options and SARs granted under the 2021 Plan will generally expire ten years from the date of grant if not exercised. In the event of a termination of employment, any unvested portion of an award will generally be forfeited immediately. Any vested options or SARs may generally be exercised within three months, except for (i) instances of termination due to death or disability whereby any vested options may be exercised within one year and (ii) instances of termination “with cause” whereby any vested options or awards are forfeited immediately.

Shares that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased or canceled under the 2021 Plan without having been exercised, or forfeited will become available for future awards under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to satisfy the applicable exercise or purchase price of an award and/or to satisfy any applicable tax withholding obligation with respect to an award are added to the number of shares of common stock available for future awards. The 2021 Plan is administered by the Board with respect to awards to non-employee directors and by the Compensation Committee of the Board with respect to other participants.

As of June 30, 2021, the number of shares available for issuance under the 2021 Plan was 13,285,050.

Stock Options

A summary of stock option activity under the 2016 Plan and 2021 Plan, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	39,837,195	$3.49	8.87	$101
Granted	2,893,445	17.37
Exercised	(649,840)	0.88
Forfeited	(454,954)	1.22
Outstanding at June 30, 2021	41,625,846	$4.52	8.47	$1,897

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of June 30, 2021. As of June 30, 2021, the aggregate intrinsic value of stock options exercisable was $1.1 billion. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 was $9.3 million. There were no stock option exercises during the six months ended June 30, 2020.

The weighted-average grant date fair value per share of the Company’s stock options granted during the six months ended June 30, 2021 and 2020 was $9.08 and $2.83, respectively. The aggregate fair value of stock options vested during the six months ended June 30, 2021 and 2020 was $41.6 million and $0.3 million, respectively.

As of June 30, 2021, total unrecognized compensation cost related to unvested stock option awards was $88.4 million, to be recognized over a weighted-average period of 3.7 years.

Stock Option Modifications

During the three months ended June 30, 2021, the Board determined to accelerate the vesting of certain employee stock option awards, subject to and effective as of the closing of the Company’s IPO, and further subject to the employee's continued service with the Company through the closing of the IPO, as described in our Prospectus. Upon the modification of the stock options, the Company determined no incremental fair value was required to be recorded as the awards would continue to vest both prior to and post modification and the modification of the stock options did not change award valuation inputs or assumptions. The Company recorded $32.8 million of expense as a result of the accelerated vesting of stock options.

Restricted Stock Awards and Restricted Stock Units

During the six months ended June 30, 2021, the Company granted 365,190 RSUs which vest upon the satisfaction of a four-year service condition (or, for RSUs granted to members of the Board, upon the earlier to occur of (i) the one-year anniversary of the grant date and (ii) the date of the next annual meeting of the Company’s stockholders following the grant date) and 50,508 RSAs which vested upon grant.

During the six months ended December 31, 2020, the Company granted 5,410,440 RSUs which vest upon the satisfaction of both a service and a performance condition. The service condition for these awards is satisfied over four years. The performance condition is satisfied upon the occurrence of a qualifying event, generally defined as a change of control transaction or an initial public offering. The performance condition for these awards was satisfied in connection with the IPO. Upon the satisfaction of the performance condition, the Company recorded $16.0 million of stock-based compensation expense related to these awards and withheld 762,359 shares of common stock, based on the IPO price of $22 per share, to satisfy the tax remittances of approximately $16.8 million.

A summary of RSA and RSU activity under the 2016 Plan and 2021 Plan is as follows:

	Number of Shares	Weighted average grant date fair value per share
Unvested restricted stock at December 31, 2020	5,410,440	$4.51
Granted	415,698	31.76
Vested	(2,079,428)	5.44
Forfeited	(1,975)	31.76
Unvested restricted stock at June 30, 2021	3,744,735	$7.16

11. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“basic EPS”) and diluted earnings (loss) per share (“diluted EPS”) attributable to common stockholders is calculated in conformity with the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to twenty votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.

Basic EPS attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. For the calculation of diluted EPS, net income (loss) attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted EPS attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.

As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands, except share and per share amounts):

	Three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(40,546)	$14,175	$(29,106)	$18,309
Denominator:
Weighted-average shares—basic	156,867,484	153,052,983	155,725,959	153,052,983
Effect of dilutive stock options	—	627,659	—	608,873
Weighted-average shares—diluted	156,867,484	153,680,642	155,725,959	153,661,856
Earnings per share:
Basic earnings (loss) per share	$(0.26)	$0.09	$(0.19)	$0.12
Effect of dilutive stock options	—	—	—	—
Diluted earnings (loss) per share	$(0.26)	$0.09	$(0.19)	$0.12

The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020 because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options to purchase common stock	40,690,767	14,605,610	40,260,756	14,611,210
Restricted stock units	4,749,957	5,410,440	5,078,374	5,410,440

12. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan for the benefit of all employees who have met the eligibility requirements. Participants may contribute up to 100% of their eligible compensation, subject only to annual limitations set by the Internal Revenue Service. The Company matches 100% of participant contributions, up to the first 6% of a participant’s plan compensation. For the three months ended June 30, 2021 and 2020, the Company recorded expense for matching contributions of $0.3 million and $0.1 million, respectively, within general and administrative expenses on the Company’s statements of operations and comprehensive income (loss). For the six months ended June 30, 2021 and 2020, the Company recorded expense for matching contributions of $0.5 million and $0.3 million, respectively, within general and administrative expenses on the Company’s statements of operations and comprehensive income (loss).

13. RELATED PARTY TRANSACTIONS

Tulco, an existing stockholder, reimbursed the Company for certain of the Company’s professional fees in connection with the Company's IPO. These reimbursements totaled $4.9 million and are recorded in due from related party on the accompanying balance sheet as of June 30, 2021. The Company received payment of the amount due from Tulco during the third quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our prospectus, dated May 26, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on May 28, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item II, Part 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Overview

Our mission is to celebrate, empower and serve those who serve others.

We are a founder-led, direct-to-consumer healthcare apparel and lifestyle brand that seeks to celebrate, empower and serve current and future generations of healthcare professionals. We are committed to helping this growing, global community of professionals, whom we refer to as Awesome Humans, look, feel and perform at their best—24/7, 365 days a year. We create technically advanced apparel and products that feature an unmatched combination of comfort, durability, function and style, all at an affordable price. In doing so, we have redefined what scrubs are—giving rise to our tag-line: why wear scrubs, when you can #wearFIGS?

We have revolutionized the large and fragmented healthcare apparel market. We branded a previously unbranded industry and de-commoditized a previously commoditized product—elevating scrubs and creating premium products for healthcare professionals. Most importantly, we built a community and lifestyle around a profession. As a result, we have become the industry’s category-defining healthcare apparel and lifestyle brand.

We generate revenue by selling technically advanced apparel for the modern healthcare professional. Our offerings include scrubwear, as well as lifestyle apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, activewear, loungewear, compression socks, footwear, masks and face shields. We design all of our products in-house, leverage third-party suppliers and manufacturers to produce our raw materials and finished products, and utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively manage every step of our product development and production process to ensure that our extremely high quality standards are met. We have a highly efficient merchandising model. Due to the non-discretionary, replenishment nature of healthcare apparel, we maintain low inventory risk driven by a high volume of repeat purchases and a focus on our core scrubs offerings. We primarily market and sell our products through our digital platform, consisting of our website and mobile app, to a rapidly growing community of loyal customers.

At June 30, 2021, we had approximately 1.6 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.

In the three and six months ended June 30, 2021, we had the following results compared to the comparable periods in 2020:

•
Expanded our community of active customers by 79.2% from approximately 0.9 million at June 30, 2020 to approximately 1.6 million at June 30, 2021;
•
Increased net revenues from $64.1 million to $101.1 million in the three months ended June 30, 2021, and from $96.1 million to $188.2 million in the six months ended June 30, 2021, representing 57.6% and 95.8% year-over-year growth, respectively;
•
Increased gross margin by 2.8 percentage points from 70.5% to 73.3% in the three months ended June 30, 2021, and by 0.2 percentage points from 72.3% to 72.5% in the six months ended June 30, 2021;
•
Net operating income (loss) decreased from $16.6 million to $(32.1) million in the three months ended June 30, 2021, and from $20.6 million to $(16.0) million in the six months ended June 30, 2021;

•
Increased Adjusted EBITDA from $17.3 million to $26.8 million in the three months ended June 30, 2021, and from $21.9 million to $51.1 million in the six months ended June 30, 2021, representing an Adjusted EBITDA margin of 26.5% and 27.2%, respectively;
•
Increased cash flow from operations from $24.3 million to $32.7 million in the six months ended June 30, 2021; and
•
Increased free cash flow from $23.2 million to $31.7 million in the six months ended June 30, 2021.

See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP.

Impact of COVID-19

The COVID-19 pandemic has magnified the indispensability of healthcare professionals. Due to the pandemic, more healthcare professionals are also choosing to wear medical apparel, and a greater number of hospitals, medical offices and clinics are requiring staff to wear scrubs and other medical apparel while at work. In addition, the ability to purchase through eCommerce channels has become increasingly important to consumers during the pandemic. We experienced increased demand in 2020 and in the six months ended June 30, 2021, while certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, are experiencing delays, in the past have experienced shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic. In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time used faster but more expensive air freight during 2020 and in the six months ended June 30, 2021, which increased our cost of goods sold, and we may from time to time need to continue to use more expensive air freight in the future. COVID-19 may continue to adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, which could negatively impact our business and results of operations. We believe the pandemic has accelerated the awareness of the FIGS brand and a shift in purchasing decisions that will continue to drive future growth; however, there can be no assurance that these trends will continue and the ultimate impact of the COVID-19 pandemic remains uncertain.

Initial Public Offering

On June 1, 2021, we completed our initial public offering (“IPO”) by issuing 4,636,364 shares of our Class A common stock at a price to the public of $22 per share, resulting in net proceeds to us of $95.1 million, after deducting the underwriting discount and commissions of $6.1 million and deferred offering expenses of $0.8 million, net of reimbursements. The Company incurred a total of $8.7 million of expenses, before reimbursements, in connection with the IPO.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Prospectus under the heading “Factors Affecting Our Performance.” Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Components of our Results of Operations

Net Revenues

Net revenues consist of sales of healthcare apparel, footwear and other products primarily through our digital platform. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped to the customer. Net revenues represent the sale of these items and shipping revenue, net of estimated returns and discounts. Net revenues are primarily driven by the growth in the number of active customers, the frequency with which customers purchase and the average order value.

Cost of Goods Sold

Cost of goods sold consists principally of the cost of purchased merchandise and includes import duties and other taxes, freight-in, defective merchandise returned by customers, inventory write-offs and other miscellaneous shrinkage. Our cost of goods sold has and may continue to fluctuate with the cost of the raw materials used in our products. As we continue to scale, we expect cost of goods sold to minimally decrease as a percentage of net revenues.

Gross Profit and Gross Margin

We define gross profit as net revenues less cost of goods sold. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin has fluctuated historically and may continue to fluctuate from period to period based on a number of factors, including the timing and mix of the product offerings we sell as well as our ability to reduce costs, in any given period.

Operating Expenses

Our operating expenses consist of selling, marketing and general and administrative expenses.

Selling

Selling expenses represent the costs incurred for fulfillment expenses and selling and distribution expenses. Fulfillment expenses consist of costs incurred in operating and staffing a third-party fulfillment center, including costs associated with inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees and packaging. We expect fulfillment, selling and distribution costs to increase in absolute dollars as we increase our net revenues.

Marketing

Marketing expenses consist primarily of online performance marketing costs, such as retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our app. Marketing expenses also include our spend on brand marketing channels, including billboards, podcasts, commercials, photo and video shoot development, expenses associated with our Ambassador Program and other forms of online and offline marketing. We expect our marketing expenses to increase in absolute dollars as we continue to grow our business.

General and Administrative

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation, other related costs and other general overhead, including certain third-party consulting and contractor expenses, certain facilities costs, software expenses, legal expenses and recruiting fees. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also anticipate that we will incur significant additional legal, accounting, insurance, investor relations and other expenses to support our transition to and operations as a public company, including costs associated with our compliance with the Sarbanes-Oxley Act.

Other Income, Net

Other income, net consists of interest income or expense associated with our debt financing arrangements, amortization of debt issuance costs and interest income earned on investments, as well as gain or loss on foreign currency, primarily driven by payment to vendors for amounts not denominated in U.S. dollars.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted Federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.

Seasonality

Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our continued strong sequential growth as well as our decision to conduct select promotions during the holiday season we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and we expect these trends to continue.

Results of Operations

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(as a percentage of net revenues)
Net revenues	$101,117	$64,143	100.0%	100.0%
Cost of goods sold	26,964	18,923	26.7	29.5
Gross profit	74,153	45,220	73.3	70.5
Operating expenses
Selling	19,222	12,905	19.0	20.1
Marketing	15,488	8,805	15.3	13.7
General and administrative(1)	71,504	6,950	70.7	10.8
Total operating expenses	106,214	28,660	105.0	44.7
Net income (loss) from operations	(32,061)	16,560	(31.7)	25.8
Other income (loss), net	(31)	18	(0.0)	0.0
Net income (loss) before provision for income taxes	(32,092)	16,578	(31.7)	25.8
Provision for income taxes	8,454	2,403	8.4	3.7
Net income (loss) and comprehensive income (loss)	$(40,546)	$14,175	(40.1)%	22.1%

(1) Includes stock-based compensation expense of $56.0 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively.

Net Revenues

	Three months ended June 30,		Change
	2021	2020	%
	(in thousands)
Net revenues	$101,117	$64,143	57.6%

Net revenues increased by $37.0 million, or 57.6%, for the three months ended June 30, 2021, compared to the same period last year. The increase in net revenue was primarily driven by new customer acquisition coupled with strong retention of existing customers, which drove increased sales of our products. Compared to the same period last year, we observed increased customer traffic on our digital platform as well as an increase in average order value from $88 to $103 which contributed to the increase in net revenues. Average order value increased as a result of a sales mix shift away from lower priced products to higher priced scrubwear and an increase in units per transaction.

Cost of Goods Sold

	Three months ended June 30,		Change
	2021	2020	%
	(in thousands)
Cost of goods sold	$26,964	$18,923	42.5%
Gross profit	74,153	45,220	64.0%
Gross margin	73.3%	70.5%	2.8%

Cost of goods sold increased by $8.0 million, or 42.5%, for the three months ended June 30, 2021, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the second quarter of 2021 as compared to the same period in 2020.

Gross profit increased by $28.9 million, or 64.0%, for the three months ended June 30, 2021, compared to the same period last year, primarily due to the increase in the total number of orders.

Gross margin increased by 2.8 percentage points for the three months ended June 30, 2021, compared to the same period last year. The increase in gross margin was primarily related to a sales mix shift from lower margin products to higher margin scrubwear and a decrease in freight-in due to lower utilization of more expensive air freight.

Operating Expenses

	Three months ended June 30,		Change
	2021	2020	%
	(in thousands)
Operating expenses:
Selling	$19,222	$12,905	49.0%
Marketing	15,488	8,805	75.9%
General and administrative	71,504	6,950	928.8%
Total operating expenses	106,214	28,660	270.6%

Operating expenses increased by $77.6 million, or 270.6%, for the three months ended June 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 60.4%.

Selling expense increased by $6.3 million, or 49.0%, for the three months ended June 30, 2021, compared to the same period last year and, as a percentage of net revenues, decreased by 1.1%. The decrease in selling expense as a percentage of net revenues was primarily due to leverage in shipping as a result of an increase in average order value.

Marketing expense increased by $6.7 million, or 75.9%, for the three months ended June 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 1.6%. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in performance marketing, particularly related to search and social.

General and administrative expense increased by $64.6 million, or 928.8%, for the three months ended June 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 59.9%. The increase in general and administrative expense as a percentage of net revenues was primarily due to an increase in stock-based compensation expense in connection with the IPO and to a lesser extent, higher investment in human capital.

Other Income (Loss), Net

	Three months ended June 30,		Change
	2021	2020	%
	(in thousands)
Other income (loss), net	$(31)	$18	(272.2)%

Other income (loss), net decreased for the three months ended June 30, 2021, compared to the same period last year, primarily due to an increase in interest expense from our revolving credit facility commitment fee, as well as a decrease in interest income driven by a decrease in interest rates, partially offset by an increase in our average cash balance.

Provision for Income Taxes

	Three months ended June 30,		Change
	2021	2020	%
	(in thousands)
Provision for income taxes	$8,454	$2,403	251.8%

Provision for income taxes increased by $6.1 million, or 251.8% for the three months ended June 30, 2021, compared to the same period last year, primarily due to an increase in non-deductible items including stock-based compensation expense.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Six months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(as a percentage of net revenues)
Net revenues	$188,196	$96,110	100.0%	100.0%
Cost of goods sold	51,683	26,578	27.5	27.7
Gross profit	136,513	69,532	72.5	72.3
Operating expenses
Selling	36,337	19,644	19.3	20.4
Marketing	26,327	16,142	14.0	16.8
General and administrative(1)	89,850	13,150	47.7	13.7
Total operating expenses	152,514	48,936	81.0	50.9
Net income (loss) from operations	(16,001)	20,596	(8.5)	21.4
Other income (loss), net	(69)	116	(0.0)	0.1
Net income (loss) before provision for income taxes	(16,070)	20,712	(8.5)	21.6
Provision for income taxes	13,036	2,403	6.9	2.5
Net income (loss) and comprehensive income (loss)	$(29,106)	$18,309	(15.5)%	19.1%

(1) Includes stock-based compensation expense of $61.0 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

Net Revenues

	Six months ended June 30,		Change
	2021	2020	%
	(in thousands)
Net revenues	$188,196	$96,110	95.8%

Net revenues increased by $92.1 million, or 95.8%, for the six months ended June 30, 2021, compared to the same period last year. The increase in net revenue was primarily driven by new customer acquisition coupled with strong retention of existing customers, which drove increased sales of our products. Compared to the same period last year, we observed increased customer traffic on our digital platform as well as an increase in average order value from $89 to $101 which contributed to the increase in net revenues. Average order value increased as a result of a sales mix shift away from lower priced products to higher priced scrubwear and an increase in units per transaction.

Cost of Goods Sold

	Six months ended June 30,		Change
	2021	2020	%
	(in thousands)
Cost of goods sold	$51,683	$26,578	94.5%
Gross profit	136,513	69,532	96.3%
Gross margin	72.5%	72.3%	0.2%

Cost of goods sold increased by $25.1 million, or 94.5%, for the six months ended June 30, 2021, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the second quarter of 2021 as compared to the same period in 2020.

Gross profit increased by $67.0 million, or 96.3%, for the six months ended June 30, 2021, compared to the same period last year, primarily due to the increase in the total number of orders.

Gross margin increased by 0.2 percentage points for the six months ended June 30, 2021, compared to the same period last year. The increase in gross margin was primarily related to a sales mix shift away from lower margin products to higher margin scrubwear, offset by an increase in freight-in due to the utilization of more expensive air freight to meet increased customer demand.

Operating Expenses

	Six months ended June 30,		Change
	2021	2020	%
	(in thousands)
Operating expenses:
Selling	$36,337	$19,644	85.0%
Marketing	26,327	16,142	63.1%
General and administrative	89,850	13,150	583.3%
Total operating expenses	152,514	48,936	211.7%

Operating expenses increased by $103.6 million, or 211.7%, for the six months ended June 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 30.1%.

Selling expense increased by $16.7 million, or 85.0%, for the six months ended June 30, 2021, compared to the same period last year and, as a percentage of net revenues, decreased by 1.1%. The decrease in selling expense as a percentage of net revenues was primarily due to leverage in shipping as a result of an increase in average order value.

Marketing expense increased by $10.2 million, or 63.1%, for the six months ended June 30, 2021, compared to the same period last year and, as a percentage of net revenues, decreased by 2.8%. The decrease in marketing expense as a percentage of net revenues was primarily due to more effective marketing strategies, particularly increased efficiency of our performance marketing expenses.

General and administrative expense increased by $76.7 million, or 583.3%, for the six months ended June 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 34.1%. The increase in general and administrative expense as a percentage of net revenues was primarily due to an increase in stock-based compensation expense in connection with the IPO.

Other Income (Loss), Net

	Six months ended June 30,		Change
	2021	2020	%
	(in thousands)
Other income (loss), net	$(69)	$116	(159.5)%

Other income (loss), net decreased by $0.2 million, or 159.5%, for the six months ended June 30, 2021, compared to the same period last year, primarily due to an increase in interest expense from our revolving credit facility commitment fee, as well as a decrease in interest income driven by a decrease in interest rates, partially offset by an increase in our average cash balance.

Provision for Income Taxes

	Six months ended June 30,		Change
	2021	2020	%
	(in thousands)
Provision for income taxes	$13,036	$2,403	442.5%

Provision for income taxes increased by $10.6 million, or 442.5%, for the six months ended June 30, 2021, compared to the same period last year, primarily due to an increase in non-deductible items including stock-based compensation expense.

Key Operating Metrics and Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. In addition to the measures presented in our financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. We believe the non-GAAP financial measures, Adjusted EBITDA, Adjusted EBITDA margin and free cash flow, are useful in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.

Active Customers and Average Order Value

The number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period.

	As of June 30,
	2021	2020
	(in thousands)
Active customers	1,622	905

We define average order value (“AOV”) as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories and price points as well as expand internationally, AOV may fluctuate.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Average order value	$103	$88	$101	$89

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income adjusted to exclude: other income, net; gain/loss on disposal of assets; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; transaction costs; and expenses related to non-ordinary course disputes. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by net revenues.

Management believes that excluding certain non-cash items and items that may vary substantially in frequency and magnitude period-to-period from net income provides useful supplemental measures that assist in evaluating our ability to generate earnings, provide consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our core operating results as well as the results of our peer companies.

There are several limitations related to the use of Adjusted EBITDA and Adjusted EBITDA Margin as analytical tools, including:

•
other companies may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently, which reduces their usefulness as a comparative measure;
•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other income (loss), net;
•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect any gain or loss on disposal of assets;
•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our tax provision, which reduces cash available to us;
•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the impact of stock-based compensation expense;
•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect transaction costs; and
•
Adjusted EBITDA and Adjusted EBITDA Margin do not reflect expenses related to non-ordinary course disputes.

The following table reflects a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$(40,546)	$14,175	$(29,106)	$18,309
Add (deduct):
Other income (loss), net	31	(18)	69	(116)
Provision for income taxes	8,454	2,403	13,036	2,403
Depreciation and amortization expense(1)	344	181	656	399
Stock-based compensation and related expense(2)	56,716	237	61,731	287
Transaction costs	(186)	—	339	—
Expenses related to non-ordinary course disputes(3)	1,980	365	4,416	665
Adjusted EBITDA	$26,793	$17,343	$51,141	$21,947
Adjusted EBITDA Margin	26.5%	27.0%	27.2%	22.8%

(1) Excludes amortization of debt issuance costs included in “Other income (loss), net.”

(2) Includes stock-based compensation expense and payroll taxes related to equity award activity.

(3) Represents legal fees incurred in connection with the litigation claims described in the section titled “Legal Proceedings” appearing in this Quarterly Report on Form 10-Q.

Free Cash Flow

We calculate free cash flow as net cash provided by operating activities reduced by capital expenditures, including purchases of property and equipment and capitalized software development costs. Management believes free cash flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of free cash flow as an analytical tool, including: other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure; and free cash flow does reflect our future contractual commitments and it does not represent the total residual cash flow for a given period.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP.

	Six months ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$32,741	$24,309
Less: capital expenditures	(1,023)	(1,080)
Free cash flow	$31,718	$23,229

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had $164.0 million and $58.1 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flow from operating activities, the sale of our capital stock and borrowings under credit facilities.

In December 2020, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A., providing for a revolving credit facility in an initial amount of up to $50.0 million, or the Existing Credit Facility. The Existing Credit Facility will mature in December 2025. As of June 30, 2021, the Company had letters of credit aggregating to $3.2 million outstanding under the Existing Credit Facility and available borrowings of $46.8 million. As of June 30, 2021, the Company had no outstanding borrowings under the Existing Credit Facility. See Note 7 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, for more information regarding the Existing Credit Facility.

We believe that existing cash and cash equivalents and positive cash flows from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.

Historical Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$32,741	$24,309
Net cash used in investing activities	(1,023)	(1,080)
Net cash provided by financing activities	74,117	—
Net increase in cash and cash equivalents	$105,835	$23,229

Operating Activities

Cash provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities increased by $8.4 million for the six months ended June 30, 2021, compared to the same period last year. We saw an increase in cash provided from operating activities as a result of improvements in net income, excluding the impact of non-cash adjustments, of $17.4 million. This increase was offset by cash consumed as a result of a net change in operating assets and liabilities of $9.0 million. The increase in cash consumed was primarily due to an increase in inventory balances of $11.0 million due to higher inventory purchases to support our growth and higher receivables of $4.9 million related to expense reimbursements in connection with the IPO. The increases in cash consumed were partially offset by higher accounts payable and accrued expense balances of $7.6 million from the timing of accruals during the period.

Investing Activities

Cash used in investing activities relate to capital expenditures and other investing activities.

Cash used in investing activities of $1.0 million for the six months ended June 30, 2021 was comparable to same period last year.

Capital expenditures during the six months ended June 30, 2021 and June 30, 2020 were primarily related to purchases of computer equipment, furniture and fixtures, and included capitalized software development costs.

Financing Activities

Cash provided by financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.

Cash provided by financing activities was $74.1 million for the six months ended June 30, 2021, which was attributable to proceeds from our IPO and proceeds from stock option exercises, partially offset by tax payments related to net share settlements on restricted stock units.

There were no comparable financing cash flow activities for the six months ended June 30, 2020.

Initial Public Offering

On June 1, 2021, we completed our IPO by issuing 4,636,364 shares of our Class A common stock at a price to the public of $22 per share, resulting in net proceeds to us of $95.1 million, after deducting underwriting discounts and commissions of $6.1 million and deferred offering expenses of $0.8 million, net of reimbursements. The Company incurred a total of $8.7 million of expenses, before reimbursements, in connection with the IPO.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Prospectus.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Critical Accounting Policies and Estimates

Our financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus and in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.

Interest Rate Risk

At June 30, 2021, we had cash and cash equivalents of $164.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

Foreign Currency Risk

Our net revenues are primarily denominated in U.S. dollars and are not currently subject to significant foreign currency risk. Some foreign operating expenses are denominated in the currencies of the countries and territories in which our third-party vendors are located and may be subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our results of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Item 4. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 22, 2019, Strategic Partners, Inc., or SPI, filed an action against us (later naming our co-founders and co-Chief Executive Officers) in Los Angeles County Superior Court, in which SPI alleged, among other things, false advertising, unfair business practices, untrue and misleading advertising, intentional interference with prospective economic relations, conversion and breach of fiduciary duty. The case was removed to the U.S. District Court for the Central District of California (the “Central District”) in March 2019. On September 3, 2019, SPI filed an additional action against our co-founders and co-Chief Executive Officers (later naming us) in Los Angeles County Superior Court covering the same subject matter as the previously filed federal action; this later state court action has been stayed until the conclusion of the Central District action. On August 10, 2021, the Central District partially granted our motion for judgment on the pleadings, dismissing without leave to amend certain of SPI’s claims for unfair business practices and the entirety of SPI’s claims for conversion, breach of fiduciary and aiding and abetting breach of fiduciary duty. The Central District action is ongoing with respect to claims based on SPI’s allegations of false advertising. We believe the claims asserted by SPI in both actions are without basis or merit, and we intend to continue to vigorously defend against such claims; however, we cannot be certain of the outcome of these proceedings and, if determined adversely to us, our business and financial condition may be adversely affected.

In addition to the matter described above, from time to time, we have been and may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our prospectus, dated May 26, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on May 28, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time.

We have experienced significant and rapid growth. Net revenues increased from $110.5 million in 2019 to $263.1 million in 2020. For the three months ended June 30, 2021 and 2020, we had net revenues of $101.1 million and $64.1 million, respectively. Our historical rate of growth may not be sustainable or indicative of our future rate of growth, and in future periods, our net revenues could grow more slowly than we expect or decline. We believe that continued growth in net revenues, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net revenue growth to slow or decline and may adversely affect our margins and profitability. Even if our net revenues continue to increase, we expect that our growth rate may slow for a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. Failure to continue to grow our net revenues or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.

If we fail to manage our growth effectively, our business, financial condition and results of operations may be adversely affected.

We have expanded our operations rapidly since our founding in 2013. To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support our continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, including in Southern California, where our headquarters is located. To attract top talent, we may need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In addition, we could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology and to obtain more space for our expanding workforce. Additionally, the growth of our business places significant demands on our existing management and other employees. Failure to manage our employee base and hiring needs effectively, including successfully integrating our new hires, may adversely affect our business, financial condition and results of operations.

In addition, we are required to manage relationships with a growing number of customers, suppliers, manufacturers, distributors and other third parties. If we are unable to expand supply, manufacturing and distribution capabilities when required, or our information technology systems and our other processes are inadequate to support the future growth of these relationships, we could experience delays in customer service and order response and shipping times, which would adversely impact our reputation and brand. If we are unable to manage the growth of our organization effectively, our business, financial condition and results of operations may be adversely affected.

We only recently achieved profitability and may not be profitable in the future.

We have a history of operating losses and only recently achieved profitability. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in developing new products, hire additional personnel, expand our operating infrastructure and expand into new geographies. Further, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our net revenues to offset our increased operating expenses. Our net revenues growth may slow for a number of other reasons, including if we experience reduced demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our net revenues do not grow at a greater rate than our operating expenses, we will not be able to maintain the level of profitability that we recently achieved.

Our success depends on our ability to maintain the value and reputation of our brand.

The FIGS brand is integral to our business strategy and our ability to attract and engage customers. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and branding efforts and our ability to provide a consistent, high quality product and customer experience. Our brand may suffer if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity about us, including our products, technology, customer service, personnel, marketing efforts, Ambassadors or suppliers. Even isolated incidents involving our company, suppliers, agents or third-party service providers, or the products we sell, could erode the trust and confidence of our customers and damage the strength of our brand, especially if such incidents result in adverse publicity, governmental investigations, product recalls or litigation.

In addition, the importance of our brand may increase to the extent we experience increased competition, which could require additional expenditures on our brand promotion activities. Maintaining and enhancing our brand image also may require us to make additional investments in areas such as merchandising, marketing and online operations. These investments may be substantial and may not ultimately be successful. Moreover, if we are unsuccessful in protecting our intellectual property rights in our brand, the value of our brand may be harmed. Any harm to our brand and reputation could adversely affect our ability to attract and engage customers and negatively impact our business, financial condition and results of operations.

If we fail to attract new customers, retain existing customers, or fail to maintain or increase sales to those customers, our business, financial condition, results of operations and growth prospects will be harmed.

Our success depends in large part upon widespread adoption of our products by healthcare professionals. In order to attract new customers and continue to expand our customer base, we must appeal to and attract healthcare professionals who identify with our products. If the number of healthcare professionals who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products. Such campaigns can be expensive and may not result in new customers or increased sales of our products. Further, as our brand becomes more widely known, we may not attract new customers or increase our net revenues at the same rates as we have in the past. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenues may decrease, and our business, financial condition and operating results may be materially adversely affected.

In addition, our future success depends in part on our ability to increase sales to our existing customers over time, as a significant portion of our net revenues are generated from sales to existing customers, particularly those existing customers who are highly engaged and make frequent and/or large purchases of the products we offer. If existing customers no longer find our products appealing, are not satisfied with our customer service, including shipping times, or if we are unable to timely update our products to meet current trends and customer demands, our existing customers may not make purchases, or if they do, they may make fewer or smaller purchases in the future.

If we are unable to continue to attract new customers or our existing customers decrease their spending on the products we offer or fail to make repeat purchases of our products, our business, financial condition, results of operations and growth prospects will be harmed.

If our marketing efforts are not successful, our business, financial condition and results of operations could be harmed.

We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, commercials, social media and Ambassadors, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our app.

We have historically benefited from social media, customer referrals and word of mouth to advertise our brand. Social networks are important as a source of new customers and as a means by which to connect with existing customers, and such importance may be increasing. In addition, we have implemented grassroots marketing efforts such as engaging with local doctors, nurses and other healthcare professionals, some of whom we refer to as our Ambassadors, to assist us by introducing our brand and culture to their communities. Our social media and grassroots efforts must be tailored to each particular market. This requires substantial efforts as we enter new markets, as well as ongoing attention and resources. We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences. If our marketing efforts and messaging are not appropriately tailored to and accepted by the healthcare community, we may fail to attract customers and our brand and reputation may be harmed. In addition, our marketing initiatives may become increasingly expensive as competition increases, and generating a meaningful return on those initiatives may be difficult. Our future growth and profitability and the success of our brand will depend in part upon the effectiveness and efficiency of these marketing efforts.

We receive a significant amount of visits to our digital platform via social media or other channels used by our existing and prospective customers. As eCommerce and social media continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. In addition, we currently receive a significant number of visits to our website and mobile app via search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. If we are unable to cost-effectively drive traffic to our digital platform, our ability to acquire new customers and our financial condition would suffer. Email marketing efforts are also important to our marketing efforts. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam or for other reasons, our business could be adversely affected. Our marketing initiatives may become increasingly expensive and generating a meaningful return on those initiatives may be difficult or unpredictable. Even if we successfully increase net revenues as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.

If our marketing efforts are not successful in promoting awareness of our products, driving customer engagement or attracting new customers, or if we are not able to cost-effectively manage our marketing expenses, our results of operations could be adversely affected.

Our business depends on our ability to maintain a strong community of engaged customers and Ambassadors, including through the use of social media. We may not be able to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, fail to maintain and grow our network of Ambassadors or otherwise fail to meet our customers’ expectations.

We partner with Ambassadors to help raise awareness of our brand and engage with our community. Our ability to maintain relationships with our existing Ambassadors and to identify new Ambassadors is critical to expanding and maintaining our customer base. As our market becomes increasingly competitive or as we expand internationally, recruiting and maintaining new Ambassadors may become increasingly difficult. If we are not able to develop and maintain strong relationships with our Ambassador network, our ability to promote and maintain awareness of our brand may be adversely affected. Further, if we incur excessive expenses in this effort, our business, financial condition and results of operations may be adversely affected.

We and our Ambassadors use third-party social media platforms to raise awareness of our brand and engage with our community. As existing social media platforms evolve and new platforms develop, we and our Ambassadors must continue to maintain a presence on these platforms and establish presences on emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new customers and our financial condition may suffer. Furthermore, as laws and regulations governing the use of these platforms evolve, any failure by us, our Ambassadors, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and adversely affect our business, financial condition and results of operations. In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser.

We also do not prescribe what our Ambassadors post, and our Ambassadors could engage in behavior or use their platforms in a manner that reflects poorly on our brand or is in violation of applicable regulations or platform terms of service, and may be attributed to us. Negative commentary regarding us, our products or Ambassadors and other third parties who are affiliated with us, whether accurate or not, may be posted on social media platforms at any time and may adversely affect our reputation, brand and business. The harm may be immediate, without affording us an opportunity for redress or correction and could have an adverse effect on our business, financial condition and results of operations.

In addition, customer complaints or negative publicity related to our website, mobile app, products, product delivery times, customer data handling, marketing efforts, security practices or customer support, especially on blogs and social media websites, could diminish customer loyalty and community engagement.

If we do not continue to successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our sales and profitability.

We are an apparel and lifestyle brand for healthcare professionals. As a result, our success depends in part on our ability to create apparel for healthcare professionals, as well as to anticipate and react to changing customer demands in a timely manner. All of our products are subject to changing customer preferences that cannot be predicted with certainty. If we do not continue to introduce new products or innovations on existing products in a timely manner or our new products or innovations are not accepted by our customers, or if our competitors introduce similar products in a more timely fashion, our brand or our position as a leader in medical apparel could be harmed.

Further, our new products and innovations on existing and future products may not receive the same level of customer acceptance as our products have in the past. Customer preferences could change, especially as we expand our product offerings beyond our core scrubwear, and our future success depends in part on our ability to anticipate and respond to these changes. Our failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty. Even if we are successful in anticipating customer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high quality products and designs and maintain our distinctive brand identity as we expand the range of products we offer. A failure to effectively introduce new products or innovations on existing products that appeal to our customers could result in a decrease in net revenues and excess inventory levels, which could adversely affect our business, financial condition and results of operations.

The market for healthcare apparel is highly competitive.

We compete in the healthcare apparel industry, principally on the basis of product quality, innovation, style, price and brand image, as well as customer experience and service. The industry is highly competitive and includes established companies as well as new entrants. We compete against wholesalers of healthcare apparel, such as Careismatic Brands, Barco Uniforms, Landau Uniforms and Superior Group of Companies. Additionally, we compete with healthcare apparel specialty retailers, such as Scrubs & Beyond and Uniform Advantage as well as digitally native brands such as Jaanuu. In addition, we may face future competition from large, diversified apparel companies with brand recognition and well-established sales, manufacturing and distribution infrastructure that choose to expand into the production and marketing of medical apparel. Some of our competitors have longer operating histories, larger market share and greater resources than we do.

Our competitors may be able to achieve and maintain market share more quickly and effectively than we can. Similarly, if customers perceive the products offered by our competitors to be of higher quality than ours, or our competitors offer similar products at lower prices, our revenues may decline, which would adversely affect our results of operations.

Many of our potential competitors promote their brands primarily through traditional forms of advertising, such as print media, and have substantial resources to devote to such efforts. Our competitors may also use traditional forms of advertising more quickly in new markets than we can. While we believe that our direct-to-consumer business model offers us competitive advantages, our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as wholesale and an extensive franchise network of retail stores, and many of our competitors have substantial resources to devote toward increasing sales in such ways. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business, financial condition and results of operations.

Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled personnel and senior management.

We are dependent on our ability to continue to identify, attract, develop, integrate and retain qualified and highly skilled personnel, including senior management, designers, product managers, engineers, data scientists and logistics and supply chain personnel. In particular, we are highly dependent on the services of our co-founders and co-Chief Executive Officers, Heather Hasson and Trina Spear, who are critical to the development of our business, future vision and strategic direction. We also heavily rely on the continued service and performance of other members of our senior management team, who provide leadership, contribute to the core areas of our business and help us to efficiently execute our business. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.

Additionally, the loss of any key personnel could make it more difficult to manage our operations research, development, production and marketing activities, reduce our employee retention and net revenues and impair our ability to compete. Although we have entered into employment offer letters or agreements with certain of our key personnel, these agreements have no specific duration and constitute at-will employment. We have not obtained key man life insurance policies on any of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.

Competition for highly skilled personnel is often intense, especially in Southern California, where our headquarters is located. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Failure to manage our employee base and hiring needs effectively, including successfully integrating our new hires, or to retain and motivate our current personnel may adversely affect our business, financial condition and results of operations.

If we cannot maintain our culture as we grow, we could lose the innovation, teamwork and passion that we believe contribute to our success and our business may be harmed.

We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our culture, which is rooted in passion, purpose and innovation. As we continue to grow, including geographically expanding our presence outside of our headquarters in Santa Monica, California, and developing the infrastructure associated with being a public company, we will need to maintain our culture among a larger number of employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

We plan to expand into additional international markets, which will expose us to new and significant risks.

Our future growth depends in part on our expansion efforts outside of the United States. Our current operations and customer base are based largely in the United States, with shipping capabilities to Australia, Canada and the United Kingdom. Therefore, we have a limited number of customers and experience operating outside of the United States. We also have limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts outside of North America, we may encounter obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

We may also encounter difficulty expanding into new markets because of limited brand recognition in those markets, leading to delayed acceptance of our apparel by customers there. In particular, we have no assurance that our marketing efforts will prove successful outside of the narrow geographic regions in which they have been used in the United States. The expansion into new markets may also present competitive, merchandising, forecasting and distribution challenges that are different from or more severe than those we currently face. There are also other risks and costs inherent in doing business in international markets, including:

•
the need to adapt and localize products for specific countries to account for, among other things, different cultural tastes, size and fit preferences or regulatory requirements;
•
difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local delivery service and customer service operations, and legal compliance costs associated with locations in different countries or regions;
•
increased shipping times to and from international markets;
•
the need to vary pricing and margins to effectively compete in international markets;
•
increased competition from local providers of similar products;
•
the ability to protect and enforce intellectual property rights abroad;
•
the need to offer customer support in various languages;
•
difficulties in understanding and complying with local laws, regulations and customs in other jurisdictions;
•
compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and the U.K. Bribery Act 2010, or U.K. Bribery Act, by us, our employees and our business partners;
•
complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, customer product safety and data privacy frameworks, such as the EU General Data Protection Regulation 2016/679, or GDPR;
•
varying business practices and customs related to the sale of medical apparel;
•
varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•
tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences;
•
fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•
political or social unrest or economic instability in a specific country or region in which we operate, including, for example, the effects of “Brexit,” which could have an adverse impact on our operations in that location.

Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and results of operations.

Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition and results of operations.

We currently rely on third-party global providers to deliver the products we offer on our website and mobile app. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. For example, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion, including to international customers, or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products from us, which would adversely affect our business, financial condition and results of operations.

If we experience problems with our distribution and warehouse management system, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.

We rely on our sole fulfillment center in the City of Industry, California, which is operated by our third-party logistics provider, for all of our product distribution. Our fulfillment center includes computer-controlled and automated equipment and relies on a warehouse management system to manage supply chain fulfillment operations, which means its operations are complicated and may be subject to a number of risks related to cybersecurity, the proper operation of software and hardware, electronic or power interruptions or other system failures. In addition, because all of our products are distributed from our City of Industry fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, our results of operations could be harmed. In addition, operating a fulfillment center comes with potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Our distribution capacity is also dependent on the timely performance of services by third parties, including the shipping of our products to and from our City of Industry distribution facility. We may need to operate additional fulfillment centers in the future to keep pace with the growth of our business, and we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we encounter problems with our distribution and warehouse management systems, our ability to meet customer expectations, manage inventory and fulfillment capacity, complete sales, fulfill orders in a timely manner and achieve objectives for operating efficiencies could be harmed, which could also harm our reputation and our relationship with our customers.

If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.

We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. Accordingly, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements, and we may be subject to higher costs in order to secure the necessary production capacity or we may incur increased shipping costs. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition and results of operations.

Moreover, while we devote significant attention to forecasting efforts, the volume, timing, value and type of the orders we receive are inherently uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business, as well as our ability to forecast demand, is also affected by general economic and business conditions in the United States and the degree of customer confidence in future economic conditions, and we anticipate that our ability to forecast demand due to these types of factors will be increasingly affected by conditions in international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenues. Any failure to accurately predict net revenues or gross margins could cause our operating results to be lower than expected, which could adversely affect our financial condition.

Merchandise returns could harm our business.

We allow our customers to return our products, subject to our return policy. We generally accept merchandise returns for full refund if returned within 30 days of the original purchase date and for exchange up to 30 days from the original purchase date. Our revenue is reported net of returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. The introduction of new products, changes in customer confidence or shopping habits or other competitive and general economic conditions could cause actual returns to exceed our estimates. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. In addition, from time to time, our products may be damaged in transit, which can also increase return rates. Returned goods may also be damaged in transit as part of the return process which can impede our ability to resell returned goods. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in product returns. If the rate of product returns increases significantly or if product return economics become less efficient, our business, financial condition and results of operations could be harmed.

The fluctuating cost of raw materials could increase our cost of goods sold and cause our business, financial condition and results of operations to suffer.

We have in the past experienced, and may in the future experience, fluctuations in the cost of raw materials used in our products for reasons beyond our control. For example, our core scrubs fabric includes synthetic fabric, the components of which may experience price fluctuations. Our costs for raw materials are affected by, among other things, weather, customer demand, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. Increases in the cost of raw materials could adversely affect our cost of goods sold, business, financial condition and results of operations.

Our business may be subject to uncertainty as a result of the COVID-19 pandemic.

The COVID-19 pandemic has magnified the indispensability of healthcare professionals and the demand for scrubs and other medical apparel. We experienced increased demand in 2020, while certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, are experiencing delays, in the past have experienced delays and shut-downs, and could experience delays and shut-downs again in the future due to the COVID-19 pandemic. In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time need to continue to use more expensive air freight in the future. COVID-19 may continue to adversely affect workforces, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, which could negatively impact our business and results of operations. We believe the COVID-19 pandemic has accelerated the awareness of the FIGS brand and a shift in purchasing decisions that will continue to drive future growth; however, there can be no assurance that these trends will continue and the ultimate impact of the COVID-19 pandemic on our business remains uncertain.

Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.

We rely on third-party suppliers to manufacture our raw materials and products. Our products are manufactured by third parties and may be available, in the short-term, from a limited number of sources. We choose not to enter into long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and typically transact business with our suppliers on an order-by-order basis. We also compete with other companies for raw materials and production.

We currently source the vast majority of the fabrics used in our products from two third-party suppliers in China, and we source the other raw materials used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with a limited number of manufacturing partners that produce our products in facilities located in South East Asia, China and South America, with the vast majority of our products currently being produced by our two largest manufacturing suppliers in South East Asia. We are continuously working to diversify our sourcing and manufacturing capabilities.

We may experience a disruption in the supply of fabrics or raw materials from current sources, and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significantly increased demand, or if we need to replace an existing supplier or manufacturer, we may be unable to locate additional supplies of fabrics or raw materials or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. Our supply of fabric or the manufacture of our products could be disrupted or delayed by the impact of global health pandemics, including the current COVID-19 pandemic, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. For example, as a result of the COVID-19 pandemic, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, are experiencing delays, in the past have experienced delays and shutdowns, and could experience delays and shutdowns again in the future. In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time need to continue to use more expensive air freight in the future. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower income from operations, both in the short and long term.

Moreover, we have occasionally received, and may in the future receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenues resulting from the inability to sell those products and related increased administrative and shipping costs. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products, and our business and brand could be harmed.

The operations of many of our suppliers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.

Substantially all of our suppliers are located outside of the United States, and as a result, we are subject to risks associated with doing business abroad, including:

•
the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
•
political unrest, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•
reduced protection for intellectual property rights, including trademark protection, in some countries, particularly in China;
•
disruptions or delays in shipments whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions; and
•
the impact of health conditions, including the ongoing COVID-19 pandemic, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.

These and other factors beyond our control could interrupt our suppliers’ production in offshore facilities, influence the ability of our suppliers to export our products cost-effectively or at all and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition and results of operations.

Any failure by us or our manufacturers or suppliers to comply with product safety, labor or other laws, provide safe conditions for our or their workers or use or be transparent about ethical business practices may damage our reputation and brand and harm our business.

We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand or result in legal claims against us. We rely on our manufacturers’ and suppliers’ compliance reporting in order to comply with regulations applicable to our products. This is further complicated by the fact that expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements.

We do not control our suppliers and manufacturers or their business, and they may not comply with our guidelines or applicable law. The products we sell are subject to regulation by the Federal Customer Product Safety Commission, the Federal Trade Commission and similar state and international regulatory authorities. Product safety, labeling and licensing concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could adversely affect our results of operations. Moreover, failure of our suppliers or manufacturers to comply with applicable laws and regulations and contractual requirements could lead to litigation against us or cause us to seek other vendors, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.

Ethical business practices are also driven in part by legal developments and by groups active in publicizing and organizing public responses to perceived ethical shortcomings. In addition to evaluating the substance of companies’ practices, such groups also often scrutinize companies’ transparency as to such practices and the policies and procedures they use to ensure compliance by their suppliers and other business partners. If we do not meet the transparency standards expected by parties active in promoting ethical business practices, we may attract negative publicity, regardless of whether the actual labor and other business practices adhered to by us and our independent manufacturers are consistent with ethical business practices. Such negative publicity could harm our brand image, business, financial condition and results of operations.

We conduct business with suppliers and manufacturers based in China, which exposes us to risks inherent in doing business there.

We source raw material for our core scrubwear from, and conduct limited manufacturing in, the People’s Republic of China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase. Our results of operations will be adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, our manufacturers and suppliers may be unable to find a sufficient number of qualified workers due to the competitive market for skilled labor in China.

Conducting business in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations, including those related to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, Chinese trade regulations are continuously evolving, and we may become subject to other forms of taxation, tariffs and duties. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be adversely affected.

Increases in labor costs, including wages, could adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. None of our domestic employees is currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs could force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could adversely affect our business, financial condition and results of operations. In particular, the job market in Southern California, where our principal offices and fulfillment center as well as the majority of our employees are located, is very competitive.

In addition, a significant portion of our products are produced in Asia, with some of our products produced in China. Increases in the costs of labor and other costs of doing business in these regions could increase our costs to produce our products and could have a negative impact on our operations and earnings. Factors that could negatively affect our business include a potential significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products, labor shortage and increases in labor costs, and difficulties and additional costs in transporting products manufactured from these countries. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with, any country in which our products are manufactured, could significantly increase our cost of products and harm our business.

Our sales and profitability may decline if product costs increase or selling prices decrease.

Our business is subject to pressure on costs and pricing caused by many factors, including competition, constrained sourcing capacity and related inflationary pressure, pressure from customers to reduce the prices we charge for our products and changes in customer demand. These factors may cause us to experience increased costs while also causing us to reduce prices. If we were to increase prices in response to increased costs, we may experience reduced sales. Any of the forgoing could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could adversely affect our business, financial condition and results of operations.

If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment center, our business, financial condition and results of operations could be harmed.

We anticipate the need to add additional fulfillment center capacity and lease new warehouse space to serve as fulfillment centers as our business continues to grow. If we continue to add fulfillment and warehouse capabilities, add products categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. The expansion of our fulfillment center capacity may put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.

Our credit agreement contains restrictive covenants that may limit our operating flexibility.

Although we have not drawn on our existing line of credit, our existing credit agreement contains restrictive covenants that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit agreement, which may limit our operating flexibility. In addition, our credit agreement is secured by all of our assets and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest when due under our credit facility. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to comply with the terms of our credit agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding the terms of our existing credit agreement.

A downturn in the economy may adversely affect our business.

We believe that due to the non-discretionary nature of healthcare apparel, our business is largely resistant to recessionary pressures. However, due to our limited operating history, we have not experienced a sustained recessionary period and can therefore not predict the effect on our sales and profitability of a downturn in the economy. It is possible that a downturn in the economy in markets in which we sell our products may harm our business, financial condition and results of operations.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could adversely affect us.

From time to time, we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current products or expand the breadth of our markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:

•
problems integrating the acquired business, facilities, technologies or products, including issues maintaining uniform standards, procedures, controls, policies and culture;
•
unanticipated costs associated with acquisitions, investments or strategic alliances;
•
diversion of management’s attention from our existing business;
•
adverse effects on existing business relationships with suppliers, outsourced manufacturing partners and other third parties;
•
risks associated with entering new markets in which we may have limited or no experience;
•
potential loss of key employees of acquired businesses; and
•
increased legal and accounting compliance costs.

We may be unable to identify acquisitions or strategic relationships we deem suitable. Even if we do, we may be unable to successfully complete any such transactions on favorable terms or at all, or to successfully integrate any acquired business, facilities, technologies or products into our business or retain any key personnel, suppliers or customers. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, financial condition and results of operations could be adversely affected.

Certain of our key operating metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in our metrics or the underlying data may cause a loss of investor confidence in such metrics and the market price of our Class A common stock may decline.

We track certain key operating metrics using internal data analytics tools, which have certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators, and we may be limited in our ability to verify such data. In addition, our methodologies for tracking metrics may change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not, or are not perceived to be, accurate representations of our business, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy, investors could lose confidence in the accuracy and completeness of such metrics, which could cause the price of our Class A common stock to decline.

We may incur losses from fraud.

We have occasionally in the past incurred and may in the future incur losses from various types of fraud, including stolen credit card numbers, claims that a customer did not authorize a purchase and merchant fraud. As a general matter, we are liable for fraudulent credit card transactions. Although we have measures in place to detect and reduce the occurrence of fraudulent activity on our digital platform, those measures may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or affecting our ability to accept credit cards for payment. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our operating results.

Additionally, we have occasionally in the past been, and may in the future be, subject to fraudulent purchases by individuals purchasing our products in bulk with the intention of unlawfully reselling such products at a premium. While we have procedures in place to detect and prevent such practices, our failure to identify those activities may adversely affect our brand and reputation.

Our business is affected by seasonality.

Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our continued strong sequential growth as well as our decision to conduct select promotions during the holiday season, we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and we expect these trends to continue.

Risks Related to Information Technology, Intellectual Property and Data Security and Privacy

System interruptions that impair customer access to our website or other performance failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business, financial condition and results of operations.

We rely on information technology networks and systems and our website to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers and suppliers around the world. Our website, portions of which are run through Shopify, and information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our website serves as an effective extension of our marketing strategies by exposing potential new customers to our brand, product offerings and enhanced content. Due to the importance of our website and internet-related operations, we are vulnerable to website downtime and other technical failures, which may be outside of our control. Further, any slow down or material disruption of our systems, or the systems of our third-party service providers, or our website could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand, or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our information technology systems, including our website, or switch to alternative third-party service providers which could be costly, cause interruptions and could ultimately adversely affect our business, financial condition, results of operations and growth prospects.

If our website or information technology systems, including those run by or those of our third-party providers, suffer damage, disruption or shutdown and we or our third-party providers do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be adversely affected, and we could experience delays in reporting our financial results.

If our computer and communications hardware fail, or if we suffer an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, data loss, acts of war, break-ins, earthquake and similar events. Any failure or interruption of our website, mobile app, internal business applications or our technology infrastructure could harm our ability to serve our clients, which could adversely affect our business, financial condition and results of operations.

We use complex custom-built proprietary software in our technology infrastructure. Our proprietary software may contain undetected errors or vulnerabilities, some of which may only be discovered after the software has been implemented in our production environment or released to end users. In addition, we seek to continually update and improve our software, and we may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. We may experience slowdowns or interruptions in our website when we are updating it. For example, in the past we have experienced minor slowdowns while updating our website. Moreover, new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Any errors or vulnerabilities discovered in our software after commercial implementation or release could result in damage to our reputation, loss of customers, disruption to our eCommerce channels, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.

Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenues depend on the number of visitors who shop on our website and the volume of orders we can handle. Unavailability of our website or mobile app or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect customer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand, scale and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or mobile app or expand, scale and upgrade our technology, systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the eCommerce industry. Our or our third-party vendors’ inability to continue to update, improve and scale our website or mobile app and the underlying technology infrastructure could harm our reputation and our ability to acquire, retain and serve our customers, which could adversely affect our business, financial condition and results of operations.

Further, we endeavor to continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed and our business, financial condition and results of operations may be adversely affected.

We must continue to expand and scale our information technology systems, and our failure to do so could adversely affect our business, financial condition and results of operations.

We will need to continue to expand and scale our information technology systems and personnel to support recent and expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and adversely affect our business, financial condition and results of operations.

Some of our software and systems contain open source software, which may pose particular risks to our proprietary applications.

We use software licensed to us by third-party developers under “open source” licenses in connection with the development or deployment of our proprietary software and expect to continue to use open source software in the future. Some open source licenses contain express requirements, which may be triggered under certain circumstances, that licensees make available source code for modifications or derivative works created or prohibit such modifications or derivative works from being licensed for a fee. Although we monitor our use of open source software to avoid subjecting our platform to such requirements, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to develop or use our proprietary software. We may face claims from third parties demanding the release or license of the open source software or derivative works that we developed from such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of applicable open source licenses. These claims could result in litigation and could require us to publicly release portions of our proprietary source code or cease distributing or otherwise using the implicated solutions unless and until we can re-engineer them.

In addition, our use of open source software may present greater risks than use of other third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our platform. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the internet through devices other than personal computers, including smartphones and portable computers, such as laptops and tablets, has increased dramatically in the past few years. The smaller screen size, functionality and memory associated with some alternative devices may make the use of our website and purchasing our products more difficult. The versions of our website and our mobile app developed for such alternative devices may not be compelling to customers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology.

As existing mobile devices and platforms evolve and new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changed and alternative devices and platforms, and we may need to devote significant resources to the redevelopment, support and maintenance of our website and mobile app. The timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure serving website or mobile device users may affect our results of operations. If we are unable to attract customers to our websites through these devices or are slow to develop versions of our website or mobile app that are more compatible with alternative devices, or if our customers choose not to buy products from us on their mobile devices or use mobile products that do not offer access to our websites, we may fail to capture a significant share of customers in the medical apparel market, which could adversely affect our business. In addition, in the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed and our business, financial condition and results of operations may be adversely affected.

Our customer engagement on mobile devices depends upon effective operation with mobile operating systems, networks, and standards that we do not control.

An increasing number of our customers purchase our products through our mobile app. We are dependent on the interoperability of our website and mobile app with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering could adversely affect the user experience of our website and mobile app on mobile devices. Additionally, in order to deliver a consistent shopping experience to mobile devices, it is important that our mobile app is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our customers to access and use our mobile app on their mobile devices or if our customers choose not to access or use our mobile app on their mobile devices or use mobile products that do not offer access to our platform, our sales and growth prospects could be adversely impacted.

If sensitive information about our customers is disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks, our customers may curtail use of our website or mobile app, we may be exposed to liability and our reputation could suffer.

Operating our business and platform involves the collection, storage and transmission of proprietary and confidential information, as well as the personal information of our employees and customers. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability to adequately protect sensitive information.

Like other eCommerce companies, we are also vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities and other real or perceived cyberattacks. Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment, which has heightened the risk of these potential vulnerabilities. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports and other public disclosures required of public companies. We have been subject to attempted cyber, phishing or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

We and our third-party service providers may experience cyberattacks aimed at disrupting our and their services. If we or our third-party service providers experience, or are believed to have experienced, security breaches that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our website. Existing customers may also decrease or stop their purchases altogether. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand and inability to provide our products to customers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities and have an adverse effect on our business, financial condition and results of operations.

Failure to comply with federal, state or foreign laws and regulations or our contractual obligations relating to privacy, data protection and customer protection, or the expansion of current or the enactment of new laws and regulations relating to privacy, data protection and customer protection, could adversely affect our business and our financial condition.

We collect and maintain significant amounts of data relating to our customers and employees, and we face risks inherent in both handling large volumes of data and in protecting the security of such data. Our actual or perceived failure to comply with any federal, state or foreign laws and regulations, or applicable industry standards that govern or apply to our collection, use, retention, sharing and security of data, could result in enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. Laws and regulations in the United States and around the world restrict how information about individuals is collected, processed, stored, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. These laws and regulations are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or the CCPA, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act, or CPRA. The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CPPA and CPRA, which may increase our compliance costs and potential liability. Other states have considered similar bills, which could be enacted in the future. For example, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”). The VCDPA creates consumer rights, similar to the CCPA, but also imposes security and assessment requirements for businesses. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (“CoCPA”), becoming the third comprehensive consumer privacy law to be passed in the United States (after the CCPA and VCDPA). The CoCPA closely resembles the VCDPA, and will be enforced by the respective states’ Attorney General and district attorneys, although the two differ in many ways and once they become enforceable in 2023, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal information. Our compliance with these changing and increasingly burdensome and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial condition. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees or fines. Further, any such claim, proceeding or action could harm our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

In addition to risks posed by new privacy laws, we could be subject to claims alleging violations of long-established federal and state privacy and consumer protection laws. For example, the Telephone Consumer Protection Act, or TCPA, is a federal law that imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The TCPA provides for substantial statutory damages for violations, which has generated extensive class-action litigation. In addition, class-action plaintiffs in the United States are employing novel legal theories to allege that federal and state eavesdropping/wiretapping laws and state constitutions prohibit the use of analytics technologies widely employed by website and mobile app operators to understand how their users interact with their services. Despite our compliance efforts, our use of text messaging communications or similar analytics technologies could expose us to costly litigation, government enforcement actions, damages and penalties, which could adversely affect our business, financial condition and results of operations.

Outside of the United States, certain foreign jurisdictions, including the European Economic Area, or EEA, and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EEA and the United Kingdom have adopted the GDPR, or a UK only-adoption of the GDPR, or UK GDPR, respectively which may apply to our collection, control, use, sharing, disclosure and other processing of data relating to an identified or identifiable living individual (personal data). The GDPR, UK GDPR and national implementing legislation in EEA member states and the United Kingdom such as the UK Data Protection Act 2018, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); requirements to have data processing agreements in place to govern the processing of personal data on behalf of other organizations; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, trainings and audits.

We also may be subject to specific requirements with respect to cross-border transfers of personal data out of the EEA and United Kingdom. Recent legal developments in the EEA have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. As a consequence, the European Commission enacted new standard contractual clauses which organizations have to use as of September 28, 2021 for new data transfers and the European Data Protection Board released respective guidelines.

These recent developments require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States. We could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations.

The withdrawal of the United Kingdom from the European Union has created uncertainty with regard to the regulation of data protection in the United Kingdom.

Going forward, we may have to comply with two parallel data protection regimes in the EEA and in the United Kingdom.

We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. Any violation of data or security laws by our third-party processors, or their acts or omissions that cause us to violate our legal obligations, could have an adverse effect on our business and result in the fines and penalties outlined below.

Fines for certain breaches of the GDPR, or UK GDPR and Data Protection Act 2018 respectively, are up to the greater of 20 million Euros (or 17.5 million Great Britain Pound respectively) or 4 % of total global annual turnover, whichever is higher. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources and reputational harm.

We are also subject to evolving privacy laws on cookies and e-marketing. In the EEA and United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Under the ePrivacy Directive and national implementation laws, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In the European Union, current national laws that implement the ePrivacy Directive is expected to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

Furthermore, compliance with legal and contractual obligations requires us to make public statements about our privacy and data security practices, including the statements we make in our online privacy policy. Although we endeavor to comply with these statements, should they prove to be untrue or be perceived as untrue, even through circumstances beyond our reasonable control, we may face litigation, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, state attorneys general and other federal, state and foreign regulators and private litigants alleging violations of privacy or consumer protection laws.

We are also subject to the Payment Card Industry, or PCI, Data Security Standard, which is a security standard designed to protect payment card data as mandated by payment card industry entities. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, which could subject us to substantial fines and penalties.

Any actual or perceived non-compliance with these rapidly changing laws, regulations or standards or our contractual obligations relating to privacy, data protection and consumer protection by us or the third-party companies we work with could result in litigation and proceedings against us by governmental entities, consumers or others, fines and civil or criminal penalties for us or company officials, obligations to cease offerings or to substantially modify our business in a manner that makes it less effective in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products, any of which could have an adverse effect on our business, financial condition and results of operations.

Government regulation of the internet and eCommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. Existing and future regulations and laws could impede the growth of the internet, eCommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, customer protection and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and customer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or eCommerce. It is possible that general business regulations and laws, or those specifically governing the internet or eCommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile app by customers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of our own non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition and results of operations.

Any failure or inability to protect or enforce our intellectual property rights could diminish the value of our brand, weaken our competitive position and harm our business, financial condition and results of operations.

We currently rely on a combination of copyright, trademark, trade dress, design patent and other intellectual property laws as well as confidentiality procedures and contractual restrictions to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate to prevent infringement of these rights by others, including imitation of our products and misappropriation of our brand.

Our success depends in large part on our brand image. We believe that our trademarks and other intellectual property rights have significant value and are important to differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained certain U.S. and foreign trademark registrations and will continue to evaluate the registration of additional trademarks as appropriate. However, we cannot guarantee that any of our pending trademark applications will be approved by the applicable governmental authorities. Moreover, even if our applications are approved, third parties may seek to oppose or otherwise challenge these registrations or other of our intellectual property rights. Third parties may also knowingly or unknowingly infringe our intellectual property rights. In any of these cases, we may be required to expend significant time and expense to defend or enforce our rights.

We also currently hold various domain names relating to our brand. We may be unable to prevent third parties from acquiring and using domain names that are confusingly similar to, or that otherwise have a negative impact on, the value of our trademarks and other proprietary rights. Any inability or failure to do so could adversely affect our brand and make it more difficult for users to find our website.

Additionally, the expansion of our product lines and the geographic scope of our sales and marketing could pose additional intellectual property challenges. For example, certain foreign countries do not protect intellectual property rights as fully as they are protected in the United States, and accordingly, intellectual property protection may be limited, or in some circumstances unavailable, in some foreign countries where we choose to do business. Thus, it may be more difficult for us to successfully challenge the use of our intellectual property rights by other parties in these countries. If we fail to protect and maintain our intellectual property rights, the value of our brand could be diminished, and our competitive position may suffer.

Our fabrics and manufacturing technology may be imitated by our competitors.

We have applications pending for design patents in the United States and have obtained or have applications pending for corresponding industrial design registrations in other countries on certain aspects of some of our product designs. In addition, our products are made using our proprietary blends of raw materials, fabrics and fabric treatments, which results in products unique to us; however, we do not own or license the intellectual property rights for the underlying fabric technology, fabrics treatments or fabrics. Our ability to obtain intellectual property protection for our products is therefore limited. As a result, our current and future competitors may attempt to imitate our products and do so at lower prices. If our competitors are successful in doing so, our net revenues and profitability could suffer.

We may incur costs to defend against, face liability for or be vulnerable to intellectual property infringement claims brought against us by others.

Although we are not currently aware of any such claims, third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights, particularly as we expand our business and the number of products we offer. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign or rebrand our products, license rights from third parties, cease using certain brand names or other intellectual property rights altogether or make substantial payments for royalty or license fees, legal fees, settlement payments or other costs or damages. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

The inability to acquire, use or maintain our marks and domain names for our websites could substantially harm our business, financial condition and results of operations.

We currently are the registrant of marks for our products in numerous jurisdictions and are the registrant of the internet domain name for the website wearfigs.com, as well as various related domain names. However, we have not registered our marks represented by our domain names in all major international jurisdictions. Domain names generally are regulated by internet regulatory bodies and may not be generally protectable as trademarks in and of themselves. As our business grows, we may incur material costs in connection with the registration, maintenance and protection of our marks. If we do not have or cannot obtain on reasonable terms the ability to use our marks in a particular country, or to use or register our domain name, we could be forced either to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or to elect not to sell products in that country. Either result could adversely affect our business, financial condition and results of operations.

Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or the FIGS brand. Also, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our customer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or may allow modifications of the requirements for registering, holding or using domain names. As a result, we might not be able to register, use or maintain the domain names that use the name FIGS or “wearFIGS” in all of the countries and territories in which we currently or intend to conduct business.

Risks Related to Other Legal, Regulatory and Tax Matters

We may face exposure to foreign currency exchange rate fluctuations.

While we have historically transacted in U.S. dollars with our customers, we may transact in foreign currencies in the future as we expand offerings and operations internationally. In addition, certain of our foreign operating expenses are denominated in the currencies of the countries and territories in which our third-party vendors are located. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our net revenues and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which was applied provisionally from January 1, 2021 and entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have an adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Any of these factors could have an adverse effect on our business, financial condition and results of operations and reduce the price of Class A common stock.

Any failure to comply with trade, anti-corruption and other regulations could lead to investigations or actions by government regulators and negative publicity.

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. For example, we and our co-founders and co-Chief Executive Officers are currently defendants in two actions brought by Strategic Partners, Inc., or SPI. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these proceedings or any investigations or inquiries by governmental agencies related to these or any other matters, could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenues.

We derive a significant portion of our products from third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could adversely affect our reputation, business, financial condition and results of operations.

If our employees, contractors and agents, and companies to which we outsource certain of our business operations were to take actions in violation of our policies or applicable law, there could be an adverse effect on our reputation, business, financial condition and results of operations.

Any violation of the FCPA, other applicable anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our ability to source and distribute our merchandise profitably or at all could be harmed if new trade restrictions are imposed or existing trade restrictions become more burdensome.

Substantially all of our apparel products are currently manufactured outside of the United States. The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, export controls, trade sanctions, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

Changes in tax laws, including as a result of the 2020 United States presidential and congressional elections, may impact our future financial position and results of operation.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the U.S. government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. No specific U.S. tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations and cash flows.

We could be required to collect additional sales taxes that may increase the costs our customers would have to pay for our products and adversely affect our results of operations.

Following the U.S. Supreme Court’s decision in 2018 in South Dakota v. Wayfair, Inc., a state may impose sales tax collection obligations on certain retailers, including eCommerce companies, that lack any physical presence within such state. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment of laws imposing sales tax collection obligations on out-of-state eCommerce companies, and an increasing number of states have adopted such laws. Although we believe that we currently collect sales taxes in all states that require us to do so, a successful assertion by one or more states requiring us to collect sales taxes where we currently do not collect sales taxes, or to collect additional sales taxes in a state in which we currently collect sales taxes, could result in substantial tax liabilities (including penalties and interest). In addition, the imposition of additional sales tax collection obligations, whether for prior years or prospectively, could create additional administrative burdens for us, put us at a competitive disadvantage if similar obligations are not imposed on our competitors and decrease our future sales, which could have an adverse impact on our business and results of operations.

Existing and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have an adverse effect on our business, financial condition and results of operations.

The U.S. government has in recent years imposed increased tariffs on imports from certain foreign countries, and any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. While the U.S. government’s recent tariffs on certain imports from China only affect a small portion of our production, any such future tariffs by the United States or other countries could have a significant impact on our business. While we may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end customer; however, this could reduce the competitiveness of our products and adversely affect net revenues. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this Quarterly Report on Form 10-Q, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have an adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $1.8 million and $16.0 million, respectively. Under legislation enacted in 2017, informally titled, the Tax Cuts and Jobs Act (the “TCJA”), as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have previously experienced ownership changes, and although such prior ownership changes have not materially limited our utilization of affected net operating loss carryforwards, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, in 2020, California generally suspended the use of California net operating loss carryforwards to offset taxable income in tax years beginning after 2019 and before 2023. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.

Risks Related to the Ownership of Our Class A Common Stock

An active market may not be sustainable, and you may not be able to resell your shares at or above the initial public offering price.

It is possible that an active or liquid market in our Class A common stock may not be sustainable. In the absence of an active trading market for our Class A common stock, you may not be able to resell any shares you hold at or above the initial public offering price or at all. We cannot predict the prices at which our Class A common stock will trade.

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.

The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our financial condition and results of operations;
•
the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•
announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•
changes in stock market valuations and operating performance of other healthcare and technology companies generally, or those in our industry in particular;
•
price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•
changes in our board of directors or management;
•
sales of large blocks of our Class A common stock, including sales by Tulco, LLC, our co-founders and co-Chief Executive Officers or our other executive officers and directors;

•
lawsuits threatened or filed against us;
•
anticipated or actual changes in laws, regulations or government policies applicable to our business;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
short sales, hedging and other derivative transactions involving our capital stock;
•
general economic conditions in the United States;
•
other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•
the other factors described in this “Risk Factors” section of our Quarterly Report on Form 10-Q.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

The dual-class structure of our common stock may adversely affect the trading market for our Class A common stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual-class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still fairly new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices in the longer term, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders may cause the price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.

All of the shares of Class A common stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, may only be sold in compliance with Rule 144 and any applicable lock-up agreements described below.

In connection with our IPO, we, all of our directors and executive officers and holders of substantially all of our outstanding securities entered into market standoff agreements with us or lock-up agreements with the underwriters that restrict our and their ability to sell or transfer shares of our capital, with respect to the company, for 180 days, and with respect to the company’s officers, directors and stockholders, to the earlier of (i) 180 days after the date of the Prospectus and (ii) the second full trading day following our second public release of quarterly or annual financial results following the date of the Prospectus, subject to certain exceptions; provided that the lock-up agreements will expire with respect to a number of shares equal to 15% of the aggregate number of shares of common stock owned by each holder or issuable upon exercise of vested equity awards owned by each holder immediately prior to the commencement of trading on the third trading day following the date that the following conditions are met: (1) the latter of (a) the date we publish our first quarterly or annual financial results following May 26, 2021, the date on the cover page of the Prospectus, and (b) the 90th day following May 26, 2021 and (2) the closing price of our class A common stock on the NYSE is at least 33% greater than the IPO price of the shares to the public as set forth on the cover of the Prospectus for at least 10 trading days (including the date these conditions are met) in any 15-day consecutive trading day period. In addition, we and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. If not otherwise early released, when the applicable market standoff and lock-up periods expire, we and our security holders subject to a lock-up agreement or market standoff agreement will be able to sell our shares freely in the public market, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

In addition, as of June 30, 2021, we had stock options outstanding that, if fully exercised, would result in the issuance of 41,625,846 shares of Class A common stock including 34,841,314 shares that are exchangeable for an equal number of shares of Class B common stock. All of the shares of common stock issuable upon the exercise of stock options, and the 14,890,697 shares of Class A common stock reserved for future issuance under our 2021 Plan and ESPP, will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.

Further, based on shares outstanding as of June 30, 2021, holders of 127,785,601 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

The dual-class structure of our common stock and voting agreement among us and the Class B stockholders has the effect of concentrating voting control with our co-founders and co-Chief Executive Officers, Heather Hasson and Trina Spear, and Tulco, LLC, who hold in the aggregate 78.3% of the voting power of our capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock, has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders and co-Chief Executive Officers, Ms. Hasson and Ms. Spear, and Tulco, LLC, our majority stockholder. These holders represent approximately 78.3% of the voting power of our outstanding capital stock.

These stockholders have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change of control transaction. In addition, we and the Class B stockholders entered into a voting agreement with respect to the election of directors. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our co-founders and co-Chief Executive Officers, Ms. Hasson and Ms. Spear, and Tulco, LLC together control a majority of the voting power of our outstanding common stock and have entered into a voting agreement with respect to the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•
the requirement that a majority of the board of directors consist of independent directors;
•
the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement for an annual performance evaluation of our governance and compensation committees.

We rely on these exemptions and, as a result, do not have a majority of independent directors on our board of directors or governance and compensation committees consisting entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.

We may remain an “emerging growth company” until as late as December 31, 2026, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (1) we have more than $1.07 billion in annual net revenues in any fiscal year, (2) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year or (3) we issue more than $1.0 billion of non-convertible debt over a three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Class A common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline or become more volatile.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We have broad discretion in the use of the net proceeds we received in our IPO and may not use them in ways that prove to be effective.

We have broad discretion in the application of the net proceeds we received in our IPO, including for any of the purposes described in the section titled “Use of Proceeds” in the Prospectus. Because of the number and variability of factors that will determine our use of the net proceeds from the IPO, their ultimate use may vary substantially from their currently intended use, and it is possible that a substantial portion of the net proceeds will be invested in a way that does not yield a favorable, or any, return for us.

If we do not use the net proceeds that we received in the IPO effectively, our business, financial condition and results of operations could be harmed, and the market price for our Class A common stock could decline.

We do not currently intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not currently expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing credit agreement restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur as the only way to realize any future gains on their investment. As a result, investors seeking cash dividends should not purchase our Class A common stock.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•
provide for a dual-class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, even if they own significantly less than a majority of the outstanding shares of our common stock;
•
restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;
•
our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•
our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•
our stockholders may act by written consent until such time as holders of our Class B common stock beneficially own less than a majority of the voting power, at which time our stockholders will no longer be able to act by written consent and instead must take action at an annual or special meeting of our stockholders;
•
a special meeting of stockholders may be called only by the chair of the board of directors, a chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
our board of directors may alter our amended and restated bylaws without obtaining stockholder approval;
•
the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•
our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we otherwise consent in writing, (A) (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

General Risk Factors

Our quarterly results of operations may fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our Class A common stock may decline.

Our quarterly results of operations may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:

•
fluctuations in product mix;
•
our ability to effectively launch and manage new products;
•
fluctuations in the levels or quality of inventory;
•
fluctuations in capacity as we expand our operations;
•
our success in engaging existing customers and attracting new customers;
•
the amount and timing of our operating expenses;
•
the timing and success of new products launches;
•
the impact of competitive developments and our response to those developments;
•
our ability to manage our existing business and future growth; and
•
economic and market conditions, particularly those affecting our industry.

Fluctuations in our quarterly results of operations may cause those results to fall below the guidance that we have provided to the public or the expectations of our investors and securities analysts, which could cause the trading price of our Class A common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our Class A common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish and other unanticipated issues may arise.

In addition, we believe that our quarterly results of operations may vary in the future and that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

Our results of operations could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.

Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region. For example, as a result of the COVID-19 pandemic, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, are experiencing delays, in the past have experienced delays and shutdowns, and could experience delays and shutdowns again in the future. In addition, these types of events could negatively impact customer spending in the impacted regions. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.

We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we may be involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance and other claims related to our business. For example, we and our co-founders and co-Chief Executive Officers are currently defendants in two actions brought by SPI. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these or any other proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.

Our insurance may not provide adequate coverage against claims.

Some of the merchandise we sell may expose us to product liability claims and litigation or regulatory actions relating to personal injury. We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot or may not be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. In addition, some of our agreements with our suppliers may not indemnify us from product liability for a particular supplier’s merchandise or our suppliers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

We incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We incur increased costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of the NYSE. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

We expect such expenses to further increase after we are no longer an “emerging growth company.” We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, our management team needs to devote substantial attention to transitioning to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the trading price of our Class A common stock.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net revenues and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

Our reported financial results may be negatively impacted by changes in GAAP.

GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. FASB has in the past issued new or revised accounting standards that superseded existing guidance and significantly impacted the reporting of financial results. Any future change in GAAP principles or interpretations could also have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our Class A common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls. Section 404 of the Sarbanes-Oxley Act requires that, beginning with our second annual report after the completion of the IPO, we provide a management report on the effectiveness of our internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are implementing the process and documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to conclude that our internal control over financial reporting is effective, or, when we are no longer an emerging growth company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our Class A common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future.

In addition, we do not currently have an internal audit function. We will need to hire additional personnel to support our internal accounting and audit functions. If we are unable to hire additional personnel, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could have an adverse effect on our business, financial condition and results of operations.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Upon the closing of the IPO, we became subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our business growth and may require additional funds to support this growth. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

From April 1, 2021 through May 27, 2021, we issued and sold to our employees an aggregate of 350,721 unregistered shares of Class A common stock under our 2016 Plan at per share exercise prices ranging from $0.19 to $6.02.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act, or Rule 701, as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds

On June 1, 2021, we completed our IPO, in which we issued and sold 4,636,364 shares of our Class A common stock and Tulco, LLC (the “Selling Stockholder”) sold 25,707,953 shares of Class A common stock at a price to the public of $22.00 per share. We raised net proceeds of $95.1 million, after deducting underwriting discounts and commissions of $6.1 million and deferred offering expenses of $0.8 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-255797), as amended (the “Registration Statement”), declared effective by the SEC on May 26, 2021. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

The net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2021, Christopher Varelas notified FIGS, Inc. (the “Company”) of his resignation from the Board of Directors (the “Board”) of the Company, effective immediately. Mr. Varelas' resignation was not a result of any disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices. On August 8, 2021, Sheila Antrum was appointed to the Audit Committee of the Board and Michael Soenen was appointed as lead independent director of the Board.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	8-K	001-40448	3.1	6/2/2021
3.2	Amended and Restated Bylaws of FIGS, Inc.	8-K	001-40448	3.2	6/2/2021
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1	Form of Indemnification Agreement between FIGS, Inc. and its directors and officers.	S-1	333-255797	10.1	5/5/2021
10.2	2021 Equity Incentive Plan.	S-1/A	333-255797	10.5	5/20/2021
10.3	Form of Stock Option Grant Notice and Agreement under 2021 Equity Incentive Plan.	S-1/A	333-255797	10.6	5/20/2021
10.4	Form of Restricted Stock Unit Grant Notice and Agreement under 2021 Equity Incentive Plan.	S-1/A	333-255797	10.7	5/20/2021
10.5	Employee Stock Purchase Plan.	S-1/A	333-255797	10.8	5/20/2021
10.6	Amended and Restated Employment Agreement by and between FIGS, Inc. and Heather Hasson.	S-1/A	333-255797	10.11	5/20/2021
10.7	Amended and Restated Employment Agreement by and between FIGS, Inc. and Catherine Spear.	S-1/A	333-255797	10.12	5/20/2021
10.8	Employment Offer Letter by and between FIGS, Inc. and Jeffrey D. Lawrence.	S-1	333-255797	10.13	5/5/2021
10.9	Non-Employee Director Compensation Program.	S-1/A	333-255797	10.14	5/20/2021
10.10	Voting Agreement by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC and certain related parties.	S-1/A	333-255797	10.17	5/20/2021
10.11	Form of Exchange Agreement by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC and certain related entities.	S-1/A	333-255797	10.18	5/20/2021
10.12	Form of Equity Award Exchange Right Agreement between FIGS, Inc. and each of Heather Hasson and Catherine Spear.	S-1/A	333-255797	10.19	5/20/2021
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: August 12, 2021	By:	/s/ Heather Hasson
	Name:	Heather Hasson
	Title:	Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Jeffrey D. Lawrence
	Name:	Jeffrey D. Lawrence
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)