Form 10-Q
period 2021-09-30
FIGS, Inc.
filed 2021-11-10
CIK 1846576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	FIGS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2021, there were 151,661,709 shares of the registrant’s Class A common stock, par value $0.0001, outstanding and 11,795,735 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding, respectively.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

•
We have only recently achieved profitability and may not be profitable in the future.

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

•
The dual-class structure of our common stock and voting agreement among us and the Class B stockholders has the effect of concentrating control with our co-founders and co-Chief Executive Officers, and Tulco, LLC.

•
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIGS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$180,648	$58,133
Restricted cash	3,306	—
Accounts receivable	4,765	5,780
Due from related party	501	—
Inventory, net	69,356	49,735
Prepaid expenses and other current assets	10,045	6,665
Total current assets	268,621	120,313
Non-current assets
Property and equipment, net	7,363	6,529
Deferred tax assets	7,957	6,507
Other assets	584	506
Total non-current assets	15,904	13,542
Total assets	$284,525	$133,855
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,977	$11,965
Accrued expenses	21,783	6,682
Accrued compensation and benefits	6,116	4,214
Sales tax payable	5,435	3,076
Gift card liability	3,587	3,019
Deferred revenue	4,480	1,781
Returns reserve	3,200	1,677
Income tax payable	3,066	105
Total current liabilities	61,644	32,519
Non-current liabilities
Deferred rent and lease incentive	3,582	3,659
Total liabilities	65,226	36,178
Commitments and contingencies
Stockholders’ equity
Common stock — par value $0.0001 per share, zero and 207,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero and 154,444,851 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	15
Class A Common stock — par value $0.0001 per share, 1,000,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; 151,651,787 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	15	—
Class B Common stock — par value $0.0001 per share, 150,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; 11,795,735 and zero shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	—
Preferred stock — par value $0.0001 per share, 100,000,000 and zero shares authorized as of September 30, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	213,948	70,175
Retained earnings	5,335	27,487
Total stockholders’ equity	219,299	97,677
Total liabilities and stockholders’ equity	$284,525	$133,855

The accompanying notes are an integral part of these unaudited financial statements

FIGS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenues	$102,696	$76,809	$290,892	$172,919
Cost of goods sold	27,991	20,176	79,674	46,754
Gross profit	74,705	56,633	211,218	126,165
Operating expenses
Selling	19,945	13,998	56,282	33,642
Marketing	15,779	9,655	42,107	25,797
General and administrative	28,430	8,407	118,280	21,557
Total operating expenses	64,154	32,060	216,669	80,996
Net income (loss) from operations	10,551	24,573	(5,451)	45,169
Other income (loss), net
Interest income (expense)	(110)	12	(176)	129
Other expense	(823)	—	(825)	(1)
Total other income (loss), net	(933)	12	(1,001)	128
Net income (loss) before provision for income taxes	9,618	24,585	(6,452)	45,297
Provision for income taxes	2,664	5,262	15,700	7,665
Net income (loss) and comprehensive income (loss)	$6,954	$19,323	$(22,152)	$37,632
Earnings (loss) attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$0.04	$0.13	$(0.14)	$0.25
Diluted earnings (loss) per share	$0.03	$0.12	$(0.14)	$0.24
Weighted-average shares outstanding—basic	161,348,021	153,065,124	157,620,573	153,057,059
Weighted-average shares outstanding—diluted	199,385,061	164,863,973	157,620,573	157,399,956

The accompanying notes are an integral part of these unaudited financial statements.

FIGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional	(Accumulated Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Equity
December 31, 2019	153,052,983	$15	—	$—	—	$—	$61,070	$(22,271)	$38,814
Stock-based compensation	—	—	—	—	—	—	50	—	50
Net income	—	—	—	—	—	—	—	4,134	4,134
March 31, 2020	153,052,983	$15	—	$—	—	$—	$61,120	$(18,137)	$42,998
Stock-based compensation	—	—	—	—	—	—	236	—	236
Net income	—	—	—	—	—	—	—	14,175	14,175
June 30, 2020	153,052,983	$15	—	$—	—	$—	$61,356	$(3,962)	$57,409
Stock-based compensation	—	—	—	—	—	—	693	—	693
Stock option exercises	76,482	—	—	—	—	—	35	—	35
Net income	—	—	—	—	—	—	—	19,323	19,323
September 30, 2020	153,129,465	$15	—	$—	—	$—	$62,084	$15,361	$77,460

	Common Stock		Class A Common Stock		Class B Common Stock		Additional	(Accumulated Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Equity
December 31, 2020	154,444,851	$15	—	$—	—	$—	$70,175	$27,487	$97,677
Stock-based compensation	—	—	—	—	—	—	5,015	—	5,015
Stock option exercises	204,309	—	—	—	—	—	123	—	123
Net income	—	—	—	—	—	—	—	11,440	11,440
March 31, 2021	154,649,160	$15	—	$—	—	$—	$75,313	$38,927	$114,255
Issuance of Class A Common Stock upon exchange of Common Stock	(142,851,852)	(14)	142,851,852	14	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Common Stock	(12,148,029)	(1)	—	—	12,148,029	1	—	—	—
Issuance of Class A Common Stock upon initial public offering, net of offering costs	—	—	4,636,364	1	—	—	95,100	—	95,101
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,166,538	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,116,030)	—	1,116,030	—	—	—	—
Restricted Stock surrendered for employees' tax liability	—	—	—	—	—	—	(21,556)	—	(21,556)
Stock-based compensation	—	—	—	—	—	—	56,012	—	56,012
Stock option exercises	350,721	—	94,810	—	—	—	449	—	449
Net loss	—	—	—	—	—	—	—	(40,546)	(40,546)
June 30, 2021	—	$—	147,633,534	$15	13,264,059	$1	$205,318	$(1,619)	$203,715
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,427	—	—	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	1,468,324	—	(1,468,324)	—	—	—	—
Capital contribution	—	—	—	—	—	—	1,301	—	1,301
Stock-based compensation	—	—	—	—	—	—	7,253	—	7,253
Stock option exercises	—	—	2,548,502	—	—	—	76	—	76
Net income	—	—	—	—	—	—	—	6,954	6,954
September 30, 2021	—	$—	151,651,787	$15	11,795,735	$1	$213,948	$5,335	$219,299

The accompanying notes are an integral part of these unaudited financial statements.

FIGS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(22,152)	$37,632
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,021	655
Benefit for deferred income taxes	(1,450)	(3,997)
Stock-based compensation	68,280	979
Changes in operating assets and liabilities:
Accounts receivable	1,015	(3,319)
Due from related party	(501)	(4,200)
Inventory	(19,621)	(32,407)
Prepaid expenses and other current assets	(3,380)	(715)
Other assets	91	19
Accounts payable	2,196	(3,858)
Accrued expenses	15,070	19,155
Deferred revenue	2,699	1,977
Accrued compensation and benefits	1,902	942
Returns reserve	1,523	1,082
Sales tax payable	2,359	1,377
Income tax payable	2,961	6,337
Gift card liability	568	725
Deferred rent and lease incentive	(77)	606
Net cash provided by operating activities	52,504	22,990
Cash flows from investing activities:
Purchases of property and equipment	(2,008)	(1,540)
Net cash used in investing activities	(2,008)	(1,540)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Stock in initial public offering, net of underwriting discounts	95,881	—
Payments of initial public offering issuance costs, net of reimbursements	(780)	—
Proceeds from stock option exercises	648	35
Tax payments related to net share settlements on restricted stock units	(21,556)	—
Payments of debt issuance costs	(169)	—
Capital contributions	1,301	—
Net cash provided by financing activities	75,325	35
Net increase in cash, cash equivalents, and restricted cash	125,821	21,485
Cash, cash equivalents, and restricted cash, beginning of period	58,133	38,353
Cash, cash equivalents, and restricted cash, end of period	$183,954	$59,838
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$83	$87
Deferred offering costs recorded in stockholders' equity upon initial public offering	$780	$—

The accompanying notes are an integral part of these unaudited financial statements.

FIGS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

FIGS, Inc. (the “Company”), a Delaware Corporation, was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells healthcare apparel including scrubwear and other non-scrub offerings, such as lab coats, underscrubs, outerwear, activewear, loungewear, compression socks, footwear and masks. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.

Impact of COVID-19

The ongoing COVID-19 pandemic has caused significant disruption in the international and United States economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, global supply chain interruptions and overall economic and financial market instability.

In response to public health directives and orders, and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work from home policies for certain employees. The COVID-19 pandemic has also negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight delays, port congestion, increased ocean freight rates, and labor shortages, and has the potential to significantly impact the Company’s manufacturing supply chain, distribution, logistics and other services. COVID-19 may continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for the Company's suppliers, vendors or other parties with whom it does business to meet their contractual obligations, which could negatively impact the Company's business and results of operations.

The impacts of the COVID-19 pandemic on the Company’s business are discussed in further detail within Item 2 of this Quarterly Report on Form 10-Q, of which these notes form a part.

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

Follow-on Offering

On September 20, 2021, the Company completed a follow-on offering (the “Follow-on Offering”) in which Tulco, LLC, the Company’s majority stockholder, and our co-founders and co-Chief Executive Officers, as selling stockholders, sold an aggregate of 10,254,992 shares of the Company’s Class A common stock in a registered public offering at a price to the public of $40.25 per share. The Company did not sell any shares of Class A common stock in the Follow-on Offering and did not receive any of the proceeds from the sale of shares by the selling stockholders.

In connection with the Follow-on Offering, 1,468,324 shares of the Company’s Class B common stock were converted at a 1:1 ratio into shares of the Company’s Class A common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Our fiscal year ends on December 31. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim financial statements and footnotes. Certain reclassifications have been made to prior-year amounts to conform to the current period presentation. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2020, included in our prospectus dated May 26, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-255797) (the “IPO Prospectus”).

In our opinion, the unaudited financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

Stock Split

On May 19, 2021, the Company effected a nine-for-one forward stock split of its issued and outstanding common stock, stock options and restricted stock units. Accordingly, all share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.

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

Restricted Cash

Restricted cash consists of cash collateral amounts pledged to secure the Company's reimbursement obligations under its outstanding letters of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the accompanying balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$180,648	$58,133
Restricted cash	3,306	—
Total cash, cash equivalents, and restricted cash	$183,954	$58,133

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

The Company recorded an allowance to write down inventory of $0.5 million and $0.8 million as of September 30, 2021, and December 31, 2020, respectively, to reduce inventory to the lower of cost or to net realizable value.

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

The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the balance sheets was $3.2 million and $1.7 million as of September 30, 2021, and December 31, 2020, respectively.

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

The following table presents the disaggregation of the Company’s net revenues for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
By geography:
United States	$95,804	$74,045	$270,532	$167,878
Rest of the world	6,892	2,764	20,360	5,041
	$102,696	$76,809	$290,892	$172,919
By product:
Scrubs	$89,529	$65,149	$256,059	$151,080
Non-scrubs	13,167	11,660	34,833	21,839
	$102,696	$76,809	$290,892	$172,919

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

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

As of September 30, 2021, and December 31, 2020, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment (in thousands).

	Fair Value Measurement as of
	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141,095	$—	$—	$141,095
	$141,095	$—	$—	$141,095

	Fair Value Measurement as of
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$50,219	$—	$—	$50,219
	$50,219	$—	$—	$50,219

There were no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Inventory deposits	$837	$963
Prepaid expenses	7,993	1,406
Prepaid taxes	—	3,493
Other	1,215	803
	$10,045	$6,665

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Furniture and fixtures	$855	$808
Office equipment	789	765
Machinery and equipment	751	752
Computer equipment	903	610
Software and website design	2,673	1,704
Leasehold improvements	3,083	3,017
Capital projects in progress	769	312
Total property and equipment	9,823	7,968
Less: accumulated depreciation and amortization	(2,460)	(1,439)
Property and equipment, net	$7,363	$6,529

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2021, was $0.4 million and $1.0 million, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2020, was $0.3 million and $0.7 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued inventory	$14,037	$3,151
Accrued shipping	2,086	656
Accrued selling expenses	1,725	1,394
Accrued legal expenses	1,319	986
Accrued marketing expenses	601	102
Credit card liabilities	556	276
Other accrued expenses	1,459	117
	$21,783	$6,682

7. FINANCING ARRANGEMENTS

On September 5, 2017, the Company, as borrower, entered into a credit agreement with First Choice Bank, as lender, administrative agent and promissory note issuer for a $5.0 million revolving credit facility (the “2017 Facility”). On October 5, 2018, the principal amount of the 2017 Facility was increased to $10.0 million. On January 7, 2019, the Company amended the 2017 Facility to extend the maturity date to January 12, 2022 and carved out of the 2017 Facility two standby letters of credit. The Company had letters of credit aggregating to $2.3 million as of December 31, 2019. Availability under the 2017 Facility was $7.7 million as of December 31, 2019. On January 10, 2020, the Company amended and extended a letter of credit, increasing the aggregate of letters of credit to $2.4 million. In December 2020, the 2017 Facility was terminated.

On December 2, 2020, the Company, as borrower, entered into a credit agreement with JPMorgan Chase Bank, N.A. for an initial $50.0 million revolving credit facility, including capacity to issue letters of credit (the “2020 Facility”). The 2020 Facility had a maturity date of December 2, 2025 (“2020 Facility Maturity Date”). Subject to certain conditions, the 2020 Facility also provided for an additional $25.0 million of capacity. Borrowings under the 2020 Facility were payable on the 2020 Facility Maturity Date and bore interest at LIBOR (with a 0.5% floor) plus 1.75%. The interest rate for undrawn amounts was 0.25%. On September 7, 2021, the Company terminated the 2020 Facility, but letters of credit with an aggregate face amount of approximately $3.2 million were outstanding. The letters of credit remain outstanding as of September 30, 2021, but the reimbursement obligations of the Company are secured by cash collateral pledged by the Company to JPMorgan Chase Bank, N.A. in the amount of approximately $3.3 million or 105% of the amounts outstanding under the letters of credit.

On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of September 30, 2021, the Company had no outstanding borrowings under the 2021 Facility and available borrowings of $100.0 million. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.

8. COMMITMENTS AND CONTINGENCIES

Taxes on Remote Sellers

The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.9 million within sales tax payable on the Company’s balance sheets as of both September 30, 2021, and December 31, 2020, as an estimate of contingent sales tax payable.

Operating Leases

The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire on various dates through December 2029. During both the three months ended September 30, 2021 and 2020, the Company recorded rent expense of $0.4 million. During both the nine months ended September 30, 2021 and 2020, the Company recorded rent expense of $1.4 million.

Future minimum lease payments under non-cancelable operating leases subsequent to September 30, 2021 are as follows (in thousands):

2021	$486
2022	1,963
2023	2,023
2024	2,093
2025	2,166
Thereafter	9,448
$18,179

Inventory Purchase Obligations

Inventory purchase obligations as of September 30, 2021 were $38.4 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.

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

For the three months ended September 30, 2021 and 2020, the Company’s effective tax rate was 27.7% and 21.4%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes, the permanent disallowance of certain stock-based compensation for tax purposes, excess compensation limitations and the impact of other discrete items including excess tax benefits from stock-based compensation.

For the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $2.7 million and $5.3 million, respectively.

For the nine months ended September 30, 2021 and 2020, the Company’s effective tax rate was (243.3)% and 16.9%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes, the permanent disallowance of stock-based compensation for tax purposes, excess compensation limitations and the impact of other discrete items including certain transaction expenses.

For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $15.7 million and $7.7 million, respectively.

10. STOCK-BASED COMPENSATION

Amended 2016 Equity Incentive Plan

In 2016, the Company adopted the 2016 Equity Incentive Plan (as amended, the “2016 Plan”). The 2016 Plan provided for the issuance of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”), incentive stock options, non-qualified stock options and other stock-based awards to employees and consultants of the Company and its affiliates and members of the Board of Directors of the Company (the “Board”). Prior to its termination, the number of shares of Class A common stock authorized for issuance under the 2016 Plan was 51,716,934. Only incentive stock options, non-qualified stock options and RSUs were granted under the 2016 Plan.

On May 18, 2021, the Board approved the termination of the 2016 Plan. Any remaining shares of common stock available for issuance under the 2016 Plan were added to the shares of our Class A common stock reserved for issuance under the Company's 2021 Equity Incentive Plan (the "2021 Plan"). Additionally, any shares of common stock subject to awards granted under the 2016 Plan that expire unexercised or are cancelled, terminated or forfeited in any manner without issuance of shares thereunder following the effective date of the 2021 Plan became available for issuance under the 2021 Plan.

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

In addition to the 2021 Plan, up to 1,605,647 shares of the Company’s Class A common stock may be issued under the ESPP. As of September 30, 2021 there have been no purchases of the Company's Class A common stock under the ESPP.

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

As of September 30, 2021, the number of shares available for issuance under the 2021 Plan was 13,211,998.

Stock Options

A summary of stock option activity is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	39,837,195	$3.49	8.87	$101
Granted	2,960,890	17.88
Exercised	(3,250,013)	0.85
Forfeited	(462,539)	1.46
Outstanding at September 30, 2021	39,085,533	$4.82	8.29	$1,263

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of September 30, 2021. As of September 30, 2021, the aggregate intrinsic value of stock options exercisable was $0.8 billion. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $112.4 million. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $0.2 million.

The weighted-average grant date fair value per share of the Company’s stock options granted during the nine months ended September 30, 2021 and 2020 was $9.29 and $3.67, respectively. The aggregate fair value of stock options vested during the nine months ended September 30, 2021 and 2020 was $45.1 million and $0.6 million, respectively.

As of September 30, 2021, total unrecognized compensation cost related to unvested stock option awards was $66.0 million, to be recognized over a weighted-average period of 3.5 years.

Stock Option Modifications

During the nine months ended September 30, 2021, the Board determined to accelerate the vesting of certain employee stock option awards, subject to and effective as of the closing of the Company’s IPO, and further subject to the employee's continued service with the Company through the closing of the IPO, as described in our IPO Prospectus. Upon the modification of the stock options, the Company determined no incremental fair value was required to be recorded as the awards would continue to vest both prior to and post modification and the modification of the stock options did not change award valuation inputs or assumptions. The Company recorded $32.8 million of expense during the second quarter of 2021 as a result of the accelerated vesting of stock options.

Restricted Stock Awards and Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted 444,017 RSUs which vest upon the satisfaction of a four-year service condition (or, for RSUs granted to members of the Board, upon the earlier to occur of (i) the one-year anniversary of the grant date and (ii) the date of the next annual meeting of the Company’s stockholders following the grant date) and 50,508 RSAs which vested upon grant.

During the nine months ended September 30, 2020, the Company granted 5,410,440 RSUs which vest upon the satisfaction of both a service and a performance condition. The service condition for these awards is satisfied over four years. The performance condition is satisfied upon the occurrence of a qualifying event, generally defined as a change of control transaction or an initial public offering. The performance condition for these awards was satisfied in connection with the IPO. Upon the satisfaction of the performance condition, the Company recorded $16.0 million of stock-based compensation expense related to these awards and withheld 762,359 shares of common stock, based on the IPO price of $22 per share, to satisfy the tax remittances of approximately $16.8 million.

A summary of RSA and RSU activity under the 2016 Plan and 2021 Plan is as follows:

	Number of Shares	Weighted average grant date fair value per share
Unvested restricted stock at December 31, 2020	5,410,440	$4.51
Granted	494,525	33.04
Vested	(2,080,855)	5.19
Forfeited	(15,939)	32.08
Unvested restricted stock at September 30, 2021	3,808,171	$7.73

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

As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$6,954	$19,323	$(22,152)	$37,632
Denominator:
Weighted-average shares—basic	161,348,021	153,065,124	157,620,573	153,057,059
Effect of dilutive stock options	34,843,956	11,798,849	—	4,342,897
Effect of dilutive restricted stock	3,193,084	—	—	—
Weighted-average shares—diluted	199,385,061	164,863,973	157,620,573	157,399,956
Earnings per share:
Basic earnings (loss) per share	$0.04	$0.13	$(0.14)	$0.25
Effect of dilutive stock options and restricted stock	(0.01)	(0.01)	—	(0.01)
Diluted earnings (loss) per share	$0.03	$0.12	$(0.14)	$0.24

The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options to purchase common stock	38,121	3,397,128	40,577,427	1,689,191
Restricted stock units	—	5,410,440	4,601,922	5,410,440

12. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan for the benefit of all employees who have met the eligibility requirements. Participants may contribute up to 100% of their eligible compensation, subject only to annual limitations set by the Internal Revenue Service. The Company matches 100% of participant contributions, up to the first 6% of a participant’s plan compensation. For the three months ended September 30, 2021 and 2020, the Company recorded expense for matching contributions of $0.3 million and $0.2 million, respectively, within general and administrative expenses on the Company’s statements of operations and comprehensive income (loss). For the nine months ended September 30, 2021 and 2020, the Company recorded expense for matching contributions of $0.8 million and $0.4 million, respectively, within general and administrative expenses on the Company’s statements of operations and comprehensive income (loss).

13. RELATED PARTY TRANSACTIONS

Tulco, LLC, an existing stockholder, reimbursed the Company for certain of the Company’s professional fees in connection with the Company's IPO. These reimbursements totaled $4.9 million and the Company received payment of the reimbursements during the third quarter of 2021.

In addition, Tulco, LLC reimbursed the Company for certain of the Company's professional fees incurred in connection with the Follow-on Offering. These reimbursements totaled $0.5 million and are recorded in due from related party on the accompanying balance sheet as of September 30, 2021. The Company received payment of the amounts due from Tulco, LLC in October 2021.

During the third quarter of 2020, the Company sold $4.2 million of masks and other products to Tulco, LLC, the amounts of which are included in net revenues for the three and nine months ended September 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our prospectus, dated September 15, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 17, 2021 (the “Follow-on Prospectus”) in connection with the Follow-on Offering (as defined below). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

We generate revenue by selling technically advanced apparel for the modern healthcare professional. Our offerings include scrubwear, as well as lifestyle apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, activewear, loungewear, compression socks, footwear and masks. We design all of our products in-house, leverage third-party suppliers and manufacturers to produce our raw materials and finished products, and utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively manage every step of our product development and production process to ensure that our extremely high quality standards are met. We have a highly efficient merchandising model. Due to the non-discretionary, replenishment nature of healthcare apparel, we maintain low inventory risk driven by a high volume of repeat purchases and a focus on our core scrubs offerings. We primarily market and sell our products through our digital platform, consisting of our website and mobile app, to a rapidly growing community of loyal customers.

At September 30, 2021, we had approximately 1.7 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.

In the three and nine months ended September 30, 2021, we had the following results compared to the comparable periods in 2020:

•
Expanded our community of active customers by 57.6% from approximately 1.1 million at September 30, 2020 to approximately 1.7 million at September 30, 2021;
•
Net revenues increased from $76.8 million to $102.7 million in the three months ended September 30, 2021, and from $172.9 million to $290.9 million in the nine months ended September 30, 2021, representing 33.7% and 68.2% year-over-year growth, respectively;
•
Gross margin decreased 1.0 percentage point from 73.7% to 72.7% in the three months ended September 30, 2021, and 0.4 percentage points from 73.0% to 72.6% in the nine months ended September 30, 2021;
•
Net operating income (loss) decreased from $24.6 million to $10.6 million in the three months ended September 30, 2021, and from $45.2 million to $(5.5) million in the nine months ended September 30, 2021;

•
Adjusted EBITDA decreased from $25.7 million to $22.2 million in the three months ended September 30, 2021, and increased from $47.7 million to $73.3 million in the nine months ended September 30, 2021, representing an Adjusted EBITDA Margin of 21.6% and 25.2%, respectively;
•
Cash flow from operations increased from $23.0 million to $52.5 million in the nine months ended September 30, 2021; and
•
Free cash flow increased from $21.5 million to $50.5 million in the nine months ended September 30, 2021.

See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP.

COVID-19 Update

The COVID-19 pandemic has continued to magnify the indispensability of healthcare professionals. Due to the pandemic, more healthcare professionals are also choosing to wear medical apparel, and a greater number of hospitals, medical offices and clinics are requiring staff to wear scrubs and other medical apparel while at work. In addition, the ability to purchase through eCommerce channels has become increasingly important to consumers during the pandemic, and we experienced increased demand in 2020 and in the nine months ended September 30, 2021. We believe the pandemic has accelerated the awareness of the FIGS brand and a shift in purchasing decisions that will continue to drive future growth; however, there can be no assurance that these trends will continue.

The ongoing COVID-19 pandemic has continued to negatively impact global supply chains and cause challenges to logistics, including causing ocean freight delays and capacity issues, port congestion, increased ocean freight rates and labor shortages. Certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic.

As we seek to timely and cost effectively fulfill orders and ship products to our customers, we have been able to continue to produce our products without significant disruptions and have taken successful measures to mitigate these challenges. For example, to meet our customers’ expectations, we have from time to time used faster but more expensive air freight during 2020 and in the nine months ended September 30, 2021, which increased our cost of goods sold, and we have proactively decided to continue to use more expensive air freight in the fourth quarter of 2021.

Our replenishment-driven model has also been a key part of our ability to navigate these challenges. The majority of our products and styles are sourced from one fabric blend and the majority of our revenue is generated by our core scrubs styles in core colors, which are in demand year-round. As a result, we have been able to produce our raw materials and finished products farther in advance and hold greater inventory without significant risk of obsolescence or exposure to seasonality.

While we currently anticipate COVID-19-related supply chain pressures will begin to ease in 2022, COVID-19 may continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, which could negatively impact our business and results of operations.

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

Follow-on Offering

On September 20, 2021, we completed a follow-on offering (the “Follow-on Offering”) in which Tulco, LLC, the Company’s majority stockholder, and our co-founders and co-Chief Executive Officers, as selling stockholders, sold an aggregate of 10,254,992 shares of the Company’s Class A common stock in a registered public offering at a price to the public of $40.25 per share. We did not sell any shares of Class A common stock in the Follow-on Offering and did not receive any of the proceeds from the sale of shares by the selling stockholders.

In connection with the Follow-on Offering, 1,468,324 shares of the Company’s Class B common stock were converted at a 1:1 ratio into shares of the Company’s Class A common stock.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in the Follow-on Prospectus under the heading “Factors Affecting Our Performance.” Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

Cost of Goods Sold

Cost of goods sold consists principally of the cost of purchased merchandise and includes import duties and other taxes, freight-in, defective merchandise returned by customers, inventory write-offs and other miscellaneous shrinkage. Our cost of goods sold has and may continue to fluctuate with the cost of the raw materials used in our products and freight costs.

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

Selling

Selling expenses represent the costs incurred for fulfillment, selling and distribution. Fulfillment expenses consist of costs incurred in operating and staffing a third-party fulfillment center, including costs associated with inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Selling and distribution expenses consist primarily of shipping and other transportation costs incurred delivering merchandise to customers and from customers returning merchandise, merchant processing fees and packaging. We expect fulfillment, selling and distribution costs to increase in absolute dollars as we increase our net revenues.

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

General and Administrative

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation, other related costs and other general overhead, including certain third-party consulting and contractor expenses, certain facilities costs, software expenses, legal expenses and recruiting fees. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also anticipate that we will incur significant additional legal, accounting, insurance, investor relations and other expenses to support our operations as a public company, including costs associated with our compliance with the Sarbanes-Oxley Act.

Other Income (Loss), Net

Other income (loss), net consists of interest income or expense associated with our Follow-on Offering, debt financing arrangements, amortization of debt issuance costs and interest income earned on investments, as well as gain or loss on foreign currency, primarily driven by payment to vendors for amounts not denominated in U.S. dollars.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.

Seasonality

Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our continued strong sequential growth, as well as our decision to conduct select promotions during the holiday season, we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and we expect these trends to continue.

Results of Operations

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(as a percentage of net revenues)
Net revenues	$102,696	$76,809	100.0%	100.0%
Cost of goods sold	27,991	20,176	27.3	26.3
Gross profit	74,705	56,633	72.7	73.7
Operating expenses
Selling	19,945	13,998	19.4	18.2
Marketing	15,779	9,655	15.4	12.6
General and administrative(1)	28,430	8,407	27.7	10.9
Total operating expenses	64,154	32,060	62.5	41.7
Net income from operations	10,551	24,573	10.3	32.0
Other income (loss), net	(933)	12	(0.9)	0.0
Net income before provision for income taxes	9,618	24,585	9.4	32.0
Provision for income taxes	2,664	5,262	2.6	6.9
Net income and comprehensive income	$6,954	$19,323	6.8%	25.2%

(1) Includes stock-based compensation expense of $7.3 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively.

Net Revenues

	Three months ended September 30,		Change
	2021	2020	%
	(in thousands)
Net revenues	$102,696	$76,809	33.7%

Net revenues increased by $25.9 million, or 33.7%, for the three months ended September 30, 2021, compared to the same period last year. The increase in net revenues was primarily driven by an increase in orders as a result of new customer acquisition coupled with strong retention of existing customers. Our average order value also increased from $99 to $102 which contributed to the increase in net revenues. Net revenues from the same period last year benefited from a $4.2 million related party sale, which increased our average order value in the prior year by approximately $6.

Cost of Goods Sold

	Three months ended September 30,		Change
	2021	2020	%
	(in thousands)
Cost of goods sold	$27,991	$20,176	38.7%
Gross profit	74,705	56,633	31.9%
Gross margin	72.7%	73.7%	(1.0)%

Cost of goods sold increased by $7.8 million, or 38.7%, for the three months ended September 30, 2021, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the third quarter of 2021 as compared to the same period in 2020.

Gross profit increased by $18.1 million, or 31.9%, for the three months ended September 30, 2021, compared to the same period last year, primarily due to the increase in the total number of orders.

Gross margin decreased 1.0 percentage point for the three months ended September 30, 2021, compared to the same period last year. The decrease in gross margin was primarily related to returned items including enhanced restocking standards, and increased ocean freight rates, offset in part by a decrease in more expensive air freight.

Operating Expenses

	Three months ended September 30,		Change
	2021	2020	%
	(in thousands)
Operating expenses:
Selling	$19,945	$13,998	42.5%
Marketing	15,779	9,655	63.4%
General and administrative	28,430	8,407	238.2%
Total operating expenses	64,154	32,060	100.1%

Operating expenses increased by $32.1 million, or 100.1%, for the three months ended September 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 20.8 percentage points, primarily driven by increases in general and administrative expenses as described below.

Selling expense increased by $5.9 million, or 42.5%, for the three months ended September 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 1.2 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher fulfillment expense associated with our third-party warehouse expansion and higher labor rates.

Marketing expense increased by $6.1 million, or 63.4%, for the three months ended September 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 2.8 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in brand marketing, including increased investments in creative and increased activation expense related to community initiatives.

General and administrative expense increased by $20.0 million, or 238.2%, for the three months ended September 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 16.8 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily due to an increase in stock-based compensation expense, higher investment in our workforce, increased public company costs and an increase in charitable contributions.

Other Income (Loss), Net

	Three months ended September 30,		Change
	2021	2020	%
	(in thousands)
Other income (loss), net	$(933)	$12	(7,875)%

Other income (loss), net decreased for the three months ended September 30, 2021, compared to the same period last year, primarily related to expenses associated with the Follow-on Offering.

Provision for Income Taxes

	Three months ended September 30,		Change
	2021	2020	%
	(in thousands)
Provision for income taxes	$2,664	$5,262	(49.4)%

Provision for income taxes decreased by $2.6 million, or 49.4% for the three months ended September 30, 2021, compared to the same period last year, primarily due to a decrease in pre-tax income. Our effective tax rate was 27.7% for the quarter, up from the same period last year primarily due to the release of a valuation allowance in the prior year.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Nine months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(as a percentage of net revenues)
Net revenues	$290,892	$172,919	100.0%	100.0%
Cost of goods sold	79,674	46,754	27.4	27.0
Gross profit	211,218	126,165	72.6	73.0
Operating expenses
Selling	56,282	33,642	19.3	19.5
Marketing	42,107	25,797	14.5	14.9
General and administrative(1)	118,280	21,557	40.7	12.5
Total operating expenses	216,669	80,996	74.5	46.8
Net income (loss) from operations	(5,451)	45,169	(1.9)	26.1
Other income (loss), net	(1,001)	128	(0.3)	0.1
Net income (loss) before provision for income taxes	(6,452)	45,297	(2.2)	26.2
Provision for income taxes	15,700	7,665	5.4	4.4
Net income (loss) and comprehensive income (loss)	$(22,152)	$37,632	(7.6)%	21.8%

(1) Includes stock-based compensation expense of $68.3 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Net Revenues

	Nine months ended September 30,		Change
	2021	2020	%
	(in thousands)
Net revenues	$290,892	$172,919	68.2%

Net revenues increased by $118.0 million, or 68.2%, for the nine months ended September 30, 2021, compared to the same period last year. The increase in net revenues was primarily driven by an increase in orders as a result of new customer acquisition coupled with strong retention of existing customers. Our average order value also increased from $93 to $102 which contributed to the increase in net revenues.

Cost of Goods Sold

	Nine months ended September 30,		Change
	2021	2020	%
	(in thousands)
Cost of goods sold	$79,674	$46,754	70.4%
Gross profit	211,218	126,165	67.4%
Gross margin	72.6%	73.0%	(0.4)%

Cost of goods sold increased by $32.9 million, or 70.4%, for the nine months ended September 30, 2021, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the third quarter of 2021 as compared to the same period in 2020.

Gross profit increased by $85.1 million, or 67.4%, for the nine months ended September 30, 2021, compared to the same period last year, primarily due to the increase in the total number of orders.

Gross margin decreased 0.4 percentage points for the nine months ended September 30, 2021, compared to the same period last year. The decrease in gross margin was primarily related to returned items including enhanced restocking standards, and increased duty expense, offset in part by a decrease in more expensive air freight.

Operating Expenses

	Nine months ended September 30,		Change
	2021	2020	%
	(in thousands)
Operating expenses:
Selling	$56,282	$33,642	67.3%
Marketing	42,107	25,797	63.2%
General and administrative	118,280	21,557	448.7%
Total operating expenses	216,669	80,996	167.5%

Operating expenses increased by $135.7 million, or 167.5%, for the nine months ended September 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 27.7 percentage points, primarily driven by increases in general and administrative expenses as described below.

Selling expense increased by $22.6 million, or 67.3%, for the nine months ended September 30, 2021, compared to the same period last year and, as a percentage of net revenues, decreased by 0.2 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to leverage in shipping as a result of an increase in average order value.

Marketing expense increased by $16.3 million, or 63.2%, for the nine months ended September 30, 2021, compared to the same period last year and, as a percentage of net revenues, decreased by 0.4 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to increased efficiency of our performance marketing expenses.

General and administrative expense increased by $96.7 million, or 448.7%, for the nine months ended September 30, 2021, compared to the same period last year and, as a percentage of net revenues, increased by 28.2 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily due to an increase in stock-based compensation expense in connection with the IPO.

Other Income (Loss), Net

	Nine months ended September 30,		Change
	2021	2020	%
	(in thousands)
Other income (loss), net	$(1,001)	$128	(882)%

Other income (loss), net decreased for the nine months ended September 30, 2021, compared to the same period last year, primarily related to expenses associated with the Follow-on Offering.

Provision for Income Taxes

	Nine months ended September 30,		Change
	2021	2020	%
	(in thousands)
Provision for income taxes	$15,700	$7,665	104.8%

Provision for income taxes increased by $8.0 million, or 104.8%, for the nine months ended September 30, 2021, compared to the same period last year, primarily due to an increase in non-deductible items including stock-based compensation expense.

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

	As of September 30,
	2021	2020
	(in thousands)
Active customers	1,743	1,106

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Average order value	$102	$99	$102	$93

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income adjusted to exclude: other income (loss), net; gain/loss on disposal of assets; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; transaction costs; and expenses related to non-ordinary course disputes. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by net revenues.

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

The following table reflects a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$6,954	$19,323	$(22,152)	$37,632
Add (deduct):
Other income (loss), net	933	(12)	1,001	(128)
Provision for income taxes	2,664	5,262	15,700	7,665
Depreciation and amortization expense(1)	365	256	1,021	655
Stock-based compensation and related expense(2)	8,683	693	70,415	980
Transaction costs	800	—	1,139	—
Expenses related to non-ordinary course disputes(3)	1,791	206	6,207	871
Adjusted EBITDA	$22,190	$25,728	$73,331	$47,675
Adjusted EBITDA Margin	21.6%	33.5%	25.2%	27.6%

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

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$52,504	$22,990
Less: capital expenditures	(2,008)	(1,540)
Free cash flow	$50,496	$21,450

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had $180.6 million and $58.1 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flow from operating activities, the sale of our capital stock and borrowings under credit facilities.

In December 2020, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A., providing for a revolving credit facility in an initial amount of up to $50.0 million (the "2020 Facility"). On September 7, 2021, we terminated the 2020 Facility, but letters of credit with an aggregate face amount of approximately $3.2 million were outstanding under the 2020 Facility as of September 30, 2021. The letters of credit remain outstanding, but the reimbursement obligations of the Company are secured by cash collateral pledged by the Company to JPMorgan Chase Bank, N.A. in the amount of approximately $3.3 million or 105% of the amounts outstanding under the letters of credit.

In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (the "2021 Facility"). The 2021 Facility will mature in September 2026. As of September 30, 2021, the Company had no outstanding borrowings under the 2021 Facility and available borrowings of $100.0 million.

See Note 7 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$52,504	$22,990
Net cash used in investing activities	(2,008)	(1,540)
Net cash provided by financing activities	75,325	35
Net increase in cash, cash equivalents, and restricted cash	$125,821	$21,485

Operating Activities

Cash provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities increased by $29.5 million for the nine months ended September 30, 2021, compared to the same period last year. We saw an increase in cash provided from operating activities as a result of improvements in net income, excluding the impact of non-cash adjustments of $70.2 million. In addition, we saw an increase in cash provided as a result of a net change in operating assets and liabilities of $19.1 million driven by higher inventory purchases to support our growth as well as higher payable balances from the timing of accruals during the period, offset by a decrease in accrued expense balances from the timing of payments during the period.

Investing Activities

Cash used in investing activities relates to capital expenditures and other investing activities.

Cash used in investing activities of $2.0 million for the nine months ended September 30, 2021 increased by $0.5 million as compared to the same period last year.

Capital expenditures during the nine months ended September 30, 2021 and 2020 were primarily related to purchases of computer equipment, furniture and fixtures, and included capitalized software development costs.

Financing Activities

Cash provided by financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.

Cash provided by financing activities was $75.3 million for the nine months ended September 30, 2021, which was attributable to proceeds from our IPO, capital contributions and proceeds from stock option exercises, partially offset by tax payments related to net share settlements on restricted stock units and payments of IPO issuance costs, net of reimbursements.

Cash flows from financing activities for the nine months ended September 30, 2020 were not material.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the Follow-on Prospectus.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Follow-on Prospectus, and in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

At September 30, 2021, we had cash, cash equivalents, and restricted cash of $184.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

The 2021 Facility provides us with available borrowings in an amount up to $100.0 million. Because the 2021 Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates if we have a meaningful outstanding balance. At September 30, 2021, there were no outstanding borrowings under the 2021 Facility.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our prospectus, dated September 15, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 17, 2021 (the “Follow-on Prospectus”) in connection with the Follow-on Offering (as defined below). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time.

We have experienced significant and rapid growth. Net revenues increased from $110.5 million in 2019 to $263.1 million in 2020. For the three months ended September 30, 2021 and 2020, we had net revenues of $102.7 million and $76.8 million, respectively. Our historical rate of growth may not be sustainable or indicative of our future rate of growth, and in future periods, our net revenues could grow more slowly than we expect or decline. We believe that continued growth in net revenues, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net revenue growth to slow or decline and may adversely affect our margins and profitability. Even if our net revenues continue to increase, we expect that our growth rate may slow for a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. Failure to continue to grow our net revenues or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.

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

Our success depends in large part upon widespread adoption of our products by healthcare professionals. In order to attract new customers and continue to expand our customer base, we must appeal to and attract healthcare professionals who identify with our products. If the number of healthcare professionals who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including campaigns that can be expensive and may not always result in new customers or increased sales of our products. These factors, in turn, may increase our customer acquisition costs over time. Further, as our brand becomes more widely known, we may not attract new customers or increase our net revenues at the same rates as we have in the past. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenues may decrease, and our business, financial condition and operating results may be materially adversely affected.

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
•
compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), and the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), by us, our employees and our business partners;
•
complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, customer product safety and data privacy frameworks, such as the EU General Data Protection Regulation 2016/679 (the “GDPR”);
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

The operations of the third-party providers on which we rely may also be disrupted by the ongoing COVID-19 pandemic. For example, strained parcel carrier networks have resulted in extended outbound shipping times generally and additional shipping costs. COVID-19 may continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business and results of operations.

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

Operating a fulfillment center comes with additional potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Our distribution capacity is also dependent on the timely performance of services by third parties, including the shipping of our products to and from our City of Industry distribution facility. We may need to operate additional fulfillment centers in the future to keep pace with the growth of our business, and we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we encounter problems with our distribution and warehouse management systems, our ability to meet customer expectations, manage inventory and fulfillment capacity, complete sales, fulfill orders in a timely manner and achieve objectives for operating efficiencies could be harmed, which could also harm our reputation and our relationship with our customers.

In addition, operations at our fulfillment center may also be disrupted by the ongoing COVID-19 pandemic. For example, like other similarly situated companies, as a result of the COVID-19 pandemic we have from time to time experienced, and may from time to time experience in the future, inbound shipping delays of our product and labor shortages in our fulfillment center that impact our ability to fulfill orders on the timeline to which we have been accustomed. COVID-19 may continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party logistics provider, which could negatively impact our business and results of operations

If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.

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

We allow our customers to return our products, subject to our return policy. We generally accept merchandise returns for full refund if returned within 30 days of the original purchase date and for exchange up to 30 days from the original purchase date. Our revenue is reported net of returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. The introduction of new products, changes in customer confidence or shopping habits or other competitive and general economic conditions could cause actual returns to exceed our estimates. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. In addition, from time to time, our products may be damaged in transit, which can also increase return rates. Returned goods may also be damaged prior to or in connection with the return process, which can and has from time to time impeded our ability to restock and resell returned goods. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in product returns. If the rate of product returns increases significantly or if product return economics become less efficient, our business, financial condition and results of operations could be harmed.

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

The COVID-19 pandemic has magnified the indispensability of healthcare professionals and the demand for scrubs and other medical apparel, and we experienced increased demand in 2020 and in the nine months ended September 30, 2021. At the same time, the ongoing COVID-19 pandemic has continued to negatively impact global supply chains and cause challenges to logistics, including causing ocean freight delays, port congestion, increased ocean freight rates and labor shortages. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic. In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time continue to use more expensive air freight in the future, including in the fourth quarter of 2021.

The COVID-19 pandemic may continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, which could negatively impact our business and results of operations. We believe the COVID-19 pandemic has accelerated the awareness of the FIGS brand and a shift in purchasing decisions that will continue to drive future growth; however, there can be no assurance that these trends will continue and the ultimate impact of the COVID-19 pandemic on our business remains uncertain.

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

Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global health pandemics, including the ongoing COVID-19 pandemic, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. The ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight delays, port congestion, increased ocean freight rates and labor shortages. In addition, ocean freight capacity issues continue to persist worldwide due to the COVID-19 pandemic as there is much greater demand for shipping and reduced capacity. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future. In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time need to continue to use more expensive air freight in the future, including in the fourth quarter of 2021. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower income from operations, both in the short and long term.

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

We source raw material from, and conduct limited manufacturing in, the People’s Republic of China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase. Our results of operations will be adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, our manufacturers and suppliers may be unable to find a sufficient number of qualified workers due to the competitive market for skilled labor in China.

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

We anticipate the need to add additional fulfillment center capacity and lease additional warehouse space to serve as fulfillment centers as our business continues to grow. If we continue to add fulfillment and warehouse capabilities, add products categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. The expansion of our fulfillment center capacity may put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.

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

From time to time, we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings or products, or enter into strategic alliances, that may enhance or augment our capabilities, expand our outsourcing and supplier network, complement our current products or services or expand the breadth of our markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:

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

Additionally, we have occasionally in the past been, and may in the future be, subject to fraudulent purchases by individuals or organizations purchasing our products in bulk with the intention of unlawfully reselling such products at a premium. While we have procedures in place to detect and prevent such practices, our failure to identify those activities may adversely affect our brand and reputation.

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

In the United States, both federal and various state governments have adopted, or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability. Other states have considered similar bills, which could be enacted in the future. For example, on March 2, 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act, (the “VCDPA”), which gives consumers rights similar to the CCPA and also requires covered businesses to implement security measures and conduct data protection assessments. In addition, on July 7, 2021, Colorado enacted the Colorado Privacy Act (the “CoCPA”), which closely resembles the VCDPA. The VCDPA and CoCPA will become effective in 2023 and be enforceable by their respective states’ Attorney General and/or district attorneys. We will need to comply with these laws if our operations fall within their scope. In addition to fines and penalties that may be imposed for failure to comply with state laws, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal information. Our compliance with these changing, increasingly burdensome and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial condition. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees or fines. Further, any such claim, proceeding or action could harm our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

In addition to risks posed by new privacy laws, we could be subject to claims alleging violations of long-established federal and state privacy and consumer protection laws. For example, the Telephone Consumer Protection Act (the “TCPA”), is a federal law that imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The TCPA provides for substantial statutory damages for violations, which has generated extensive class-action litigation. In addition, class-action plaintiffs in the United States are employing novel legal theories to allege that federal and state eavesdropping/wiretapping laws and state constitutions prohibit the use of analytics technologies widely employed by website and mobile app operators to understand how their users interact with their services. Despite our compliance efforts, our use of text messaging communications or similar analytics technologies could expose us to costly litigation, government enforcement actions, damages and penalties, which could adversely affect our business, financial condition and results of operations.

Outside of the United States, certain foreign jurisdictions, including the European Economic Area (the “EEA”), and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EEA and the United Kingdom have adopted the GDPR, or a UK-only adoption of the GDPR, (the “UK GDPR”), respectively which may apply to our collection, control, use, sharing, disclosure and other processing of data relating to an identified or identifiable living individual (personal data). The GDPR, UK GDPR and national implementing legislation in EEA member states and the United Kingdom, such as the UK Data Protection Act 2018, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); requirements to have data processing agreements in place to govern the processing of personal data on behalf of other organizations; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, trainings and audits.

We also may be subject to specific requirements with respect to cross-border transfers of personal data out of the EEA and United Kingdom. Recent legal developments in the EEA and United Kingdom have created complexity and uncertainty regarding transfers of personal data out of Europe. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”), invalidated the EU-US Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021, the European Commission adopted new standard contractual clauses, and the European Data Protection Board has released related guidelines. We may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. If we elect to rely on the new standard contractual clauses, we may be required to expend significant resources to update our contractual arrangements and to comply with resulting obligations.

These recent developments may require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers to/in the United States. We could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations.

The withdrawal of the United Kingdom from the European Union has created uncertainty with regard to the regulation of data protection in the United Kingdom.

Going forward, we may have to comply with multiple data protection regimes in the EEA and in the United Kingdom. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission could intervene if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the United Kingdom will require a valid transfer mechanism and we may be required to implement new processes and put new agreements in place to continue making such transfers. In addition, while the United Kingdom’s data protection regime currently permits data transfers from the United Kingdom to the EEA and other third countries covered by a European Commission adequacy decision, this is subject to change. In particular, the UK Information Commissioner’s Office is working on its own version of the standard contractual clauses and it is unclear whether the European Commission’s new standard contractual clauses will continue to be a valid mechanism for personal information transfers from the United Kingdom. We may need to implement both UK and EU versions of standard contractual clauses, which would require significant resources and necessitate significant cost.

We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. Any violation of data or security laws by our third-party processors, or their acts or omissions that cause us to violate our legal obligations, could have an adverse effect on our business and result in the fines and penalties outlined below.

Fines for certain breaches of the GDPR, or UK GDPR and Data Protection Act 2018, are up to the greater of 20 million Euros (or 17.5 million pound sterling respectively) or 4% of total global annual turnover, whichever is higher. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources and reputational harm.

We are also subject to evolving privacy laws on cookies and e-marketing. In the EEA and United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Under the ePrivacy Directive and national implementation laws, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In the European Union, current national laws that implement the ePrivacy Directive are expected to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

We are also subject to the Payment Card Industry (“PCI”), Data Security Standard, which is a security standard designed to protect payment card data as mandated by payment card industry entities. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard, which could subject us to substantial fines and penalties.

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

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. For example, we and our co-founders and co-Chief Executive Officers are currently defendants in two actions brought by Strategic Partners, Inc. (“SPI”). See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these proceedings or any investigations or inquiries by governmental agencies related to these or any other matters, could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenues.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the most recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers, suppliers and manufacturers. For example, the Biden administration recently proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations and impose a global minimum tax. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations and cash flows.

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

Risks Related to the Ownership of Our Class A Common Stock

An active market may not be sustainable, and you may not be able to resell your shares at or above the price you paid for them.

It is possible that an active or liquid market in our Class A common stock may not be sustainable. In the absence of an active trading market for our Class A common stock, you may not be able to resell any shares you hold at or above the price you paid for them or at all. We cannot predict the prices at which our Class A common stock will trade.

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

All of the shares of Class A common stock sold in our IPO and the Follow-on Offering, are freely tradable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, may only be sold in compliance with Rule 144 and the lock-up agreements described below.

In connection with our IPO, we, all of our directors and executive officers, and holders of substantially all of our outstanding securities entered into market standoff agreements with us or lock-up agreements with the underwriters that restrict our and their ability to sell or transfer shares of our capital, with respect to the company, for 180 days after May 26, 2021, and with respect to the company’s officers, directors and stockholders, through and including the earlier of (i) 180 days after May 26, 2021, the date of the final prospectus related to our IPO (the “IPO Prospectus”) and (ii) the second full trading day following our second public release of quarterly or annual financial results following the date of the IPO Prospectus (the “Final Release Date”), subject to certain exceptions and the early release provisions described below.

The forgoing lock-up agreements expired with respect to a number of shares equal to 15% of the aggregate number of shares of common stock owned by each holder or issuable upon exercise of vested equity awards owned by each holder immediately prior to the commencement of trading on August 27, 2021.

In addition, in connection with the Follow-on Offering, we and all of our directors and executive officers, and Tulco, LLC, Heather Hasson and Catherine Spear as the selling stockholders in the Follow-on Offering, entered into lock-up agreements that prohibit us and them from offering for sale, selling, contracting to sell, granting any option for the sale of, transferring or otherwise disposing of any shares of our common stock, stock options or any security or instrument related to our common stock, or stock option that would have otherwise been released pursuant to the foregoing early release provisions and which were not sold in the Follow-on Offering, until after the Final Release Date.

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

As of September 30, 2021, we had stock options outstanding that, if fully exercised, would result in the issuance of 39,085,533 shares of Class A common stock including 30,915,451 shares that are exchangeable for an equal number of shares of Class B common stock. All of the shares of common stock issuable upon the exercise of stock options, and the 14,817,645 shares of Class A common stock reserved for future issuance under our 2021 Plan and ESPP, will be registered for public resale under the Securities Act.

Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.

Further, based on shares outstanding as of September 30, 2021, holders of 63,496,667 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

The dual-class structure of our common stock and voting agreement among us and the Class B stockholders has the effect of concentrating voting control with our co-founders and co-Chief Executive Officers, Heather Hasson and Trina Spear, and Tulco, LLC, who hold in the aggregate approximately 74.2% of the voting power of our outstanding capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock, has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders and co-Chief Executive Officers, Ms. Hasson and Ms. Spear, and Tulco, LLC, our majority stockholder. These holders represent approximately 74.2% of the voting power of our outstanding capital stock.

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

We have broad discretion in the application of the net proceeds we received in our IPO, including for any of the purposes described in the section titled “Use of Proceeds” in the IPO Prospectus. Because of the number and variability of factors that will determine our use of the net proceeds from the IPO, their ultimate use may vary substantially from their currently intended use, and it is possible that a substantial portion of the net proceeds will be invested in a way that does not yield a favorable, or any, return for us. If we do not use the net proceeds that we received in the IPO effectively, our business, financial condition and results of operations could be harmed, and the market price for our Class A common stock could decline.

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

Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight delays, port congestion, increased ocean freight rates and labor shortages. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future. In addition, these types of events could negatively impact customer spending in the impacted regions. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.

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

We incur significant costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of the NYSE. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

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

Our reported financial results may be negatively impacted by changes in U.S. GAAP.

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. FASB has in the past issued new or revised accounting standards that superseded existing guidance and significantly impacted the reporting of financial results. Any future change in U.S. GAAP principles or interpretations could also have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

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

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

Use of Proceeds

On June 1, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-255797), as amended, (the “Registration Statement”) declared effective by the SEC on May 26, 2021.

The net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	8-K	001-40448	3.1	6/2/2021
3.2	Amended and Restated Bylaws of FIGS, Inc.	8-K	001-40448	3.2	6/2/2021
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1	Credit Agreement dated September 7, 2021 between the Company and Bank of America, N.A.	8-K	001-40448	10.1	9/10/2021
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: November 10, 2021	By:	/s/ Heather Hasson
	Name:	Heather Hasson
	Title:	Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Jeffrey D. Lawrence
	Name:	Jeffrey D. Lawrence
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)