Form 10-K
period 2021-12-31
FIGS, Inc.
filed 2022-03-10
CIK 1846576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39549

FIGS, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2005653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2834 Colorado Avenue, Suite 100 Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (424) 300-8330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	FIGS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's Class A Common Stock on the New York Stock Exchange on June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, was $4,484,975,898.

As of February 28, 2022, there were 152,109,210 shares of the Registrant’s Class A common stock, par value $0.0001, outstanding and 12,158,187 shares of the Registrant’s Class B common stock, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include without limitation statements regarding our future results of operations and financial position, industry and business trends, the impact of the COVID-19 pandemic, our use of ocean and air freight, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

BASIS OF PRESENTATION

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have in some cases been calculated on the basis of such rounded figures. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using figures included elsewhere in this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “FIGS” refer to the operations of FIGS, Inc.

TRADEMARKS AND TRADENAMES

FIGS, the Cross & Shield logo, Threads for Threads, FIONtechnology, FIONx, Technical Comfort, Awesome Humans and other registered or common law trade names, trademarks or service marks of FIGS appearing in this Annual Report on Form 10-K are the property of FIGS. This Annual Report on Form 10-K may contain additional trade names, trademarks and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

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

PART I

Item 1. Business.

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

We generate revenue by selling technically advanced apparel for the modern healthcare professional. Our offerings include scrubwear, as well as lifestyle apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, loungewear, compression socks, footwear and masks. We design all of our products in-house, leverage third-party suppliers and manufacturers to produce our raw materials and finished products, and utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively manage every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a highly efficient merchandising model—due to the non-discretionary, replenishment nature of healthcare apparel, we maintain low inventory risk driven by a high volume of repeat purchases and a focus on our core scrubs offerings. We primarily market and sell our products through our digital platform, consisting of our website and mobile app, to a rapidly growing community of loyal customers.

From 2017 to 2021, we grew annual net revenues from $17.6 million to $419.6 million, representing a compound annual growth rate (“CAGR”) of 121%.

We Are Obsessed with Our Community of Awesome Humans.

We are dedicated to empowering and celebrating every healthcare professional across all disciplines and levels of experience. We purposefully design products to serve their particular needs and we sell those products through a convenient direct-to-consumer (“DTC”) digital platform tailored to their around-the-clock lifestyle. We also use our digital platform to celebrate Awesome Humans in aspirational, creative and unexpected ways, and we leverage social media platforms to listen to, engage with, understand and better serve our community of healthcare professionals at scale. Our Ambassador Program consists of Awesome Humans from around the world who represent a diverse cross-section of the healthcare industry and help us interact with and drive engagement with our community. Our differentiated approach to creating authentic and meaningful relationships with our community has allowed us to build a growing base of approximately 1.9 million active customers as of December 31, 2021 who are passionate and loyal to our brand.

Innovation Drives Our Product Development.

Our design philosophy is rooted in Technical Comfort the conviction that design, comfort and function are non-negotiable. While multi-billion-dollar companies were focused on athletes, we believed that nobody was sufficiently focused on healthcare professionals—extraordinary people who deserve to look, feel and perform at their best. As a result, we developed cutting-edge fabric technologies and product designs to specifically address their needs. Our core proprietary fabric technology, called FIONx, offers four-way stretch, anti-odor, anti-wrinkle and moisture-wicking properties. Our scrubs feature easy-to-access zippered pockets for professional and personal items such as stethoscopes, scissors, smartphones and ID badges. Our lifestyle apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, loungewear, compression socks, footwear and masks, are specifically designed for the needs and preferences of the medical community.

We Are a Digitally Native Direct-to-Consumer Brand.

We are a digitally native DTC brand that utilizes technology to deliver a differentiated customer experience. We disrupted the industry’s historical brick-and-mortar distribution model and built the largest DTC platform in healthcare apparel. By selling directly through our digital platform, we control all aspects of a seamless, convenient customer experience. Further, we are able to engage with our community of healthcare professionals before, during and after purchase, through our digital platform, email, social media, podcasts, in-person events and numerous other channels. This direct engagement enables us to establish personal relationships at scale and provides us with valuable customer data and feedback that we leverage across our organization to better serve our community.

We Leverage Data Science to Connect with and Serve Our Community.

We leverage our rich customer data set, bolstered by the inherent benefits of our DTC model, to serve our community more effectively and efficiently. We develop proprietary and customized data solutions designed to optimize our product innovation, inventory analytics, marketing efforts and operational efficiency. We also have teams of data scientists, data engineers and data analysts working directly with each key functional area of the Company. This approach enables us to gather and manage extensive data, and rapidly and directly apply that data to deliver valuable insights that improve our core operating activities and decision-making processes. Our vast and growing data set plays a critical role in driving new customer acquisition as well as in our community engagement and retention strategy.

We Give Back to the Community We Serve.

In line with our purpose-driven mission, giving back is ingrained in everything we do at FIGS and has been from the beginning. When we started FIGS, we created an initiative called Threads for Threads to donate scrubs to healthcare professionals who work in resource-poor countries and lack the proper uniforms to do their jobs safely. By providing clean scrubs to these individuals, we aim to empower them and improve the quality of care they provide. To date, we have donated hundreds of thousands of FIGS scrubs and other products to medical professionals in need around the world.

In an effort to empower and support our healthcare community, we have also given in a variety of other ways, including through medical giving trips, tuition and student loan repayment grants to the next generation of healthcare professionals, financial support to organizations that help uplift the healthcare community, and a wide range of other partnerships and giving initiatives that support the vulnerable communities that our healthcare community serves every day.

Our Market Opportunity

Healthcare Apparel Is a Large, Growing and Non-Discretionary Industry.

There are approximately 20 million healthcare professionals in the United States. According to the Bureau of Labor Statistics, employment in healthcare occupations in the United States is projected to grow 16% from 2020 to 2030, much faster than the average for all occupations, adding about 2.6 million new jobs. Healthcare occupations are also projected to add more jobs than any other occupational group.

Within this growing market, healthcare apparel is a fundamentally attractive industry underpinned by its scale, recurring nature and compelling growth outlook. In 2020, the total addressable market of the healthcare apparel industry was an estimated $12.0 billion in the United States alone and $79.0 billion globally, according to an April 2021 Frost & Sullivan study that we commissioned. Unlike most other categories in the apparel sector, the healthcare apparel industry is largely non-discretionary, recession resistant and much less susceptible to fashion or fad risk. Hospitals, medical offices, clinics and laboratories routinely require healthcare professionals such as doctors, nurses and medical technicians to wear scrubs, lab coats and other medical apparel during every shift, and the vast majority of medical professionals purchase their own uniforms. Due to frequent wear, healthcare apparel continuously needs to be replenished, resulting in highly predictable, recurring demand for such products.

The Industry Has Historically Lacked Innovation.

Prior to FIGS, the healthcare apparel industry had operated for over 100 years with little change or innovation. Despite attractive market fundamentals, the industry had been held back, and its consumers underserved, by legacy participants with outdated business models.

We believe that key limitations of industry incumbents include: (i) commoditized products that are notoriously ill-fitting, uncomfortable and lacking in design and functionality; (ii) limited lifestyle offerings; (iii) brand obscurity and limited brand loyalty resulting from sales under third-party licenses and lack of control over the product; (iv) antiquated distribution through a fragmented network of discount brick-and-mortar medical supply stores; (v) lack of DTC distribution; (vi) lack of a direct connection with the end customer and; and (vii) structurally challenged margin profiles impacting incumbent manufacturers’ ability to invest in product innovation, marketing and customer experience.

The Industry is Fundamentally Changing.

We believe the healthcare apparel sector is positioned for continued strong growth driven by several key industry dynamics. The healthcare apparel industry is growing and has demonstrated resilience across economic cycles, driven by the non-discretionary, replenishment nature of its products and the secular growth of the healthcare sector. Healthcare professions are also among the fastest growing occupations in the United States. With an expanding aging population, proliferation of chronic illness, greater access to healthcare in the United States and an increasing focus on health and wellness, the demand for healthcare professionals continues to grow. Further, the shift to eCommerce is rapidly accelerating as consumers continue to embrace the convenience of online and mobile shopping. For healthcare professionals who work long shifts and all hours of the day and night, the convenience of eCommerce is even more necessary. Lastly, Consumers are increasingly attracted to, and interested in engaging with, purpose-driven brands using social media channels.

Supported by these key trends, the healthcare apparel industry is expected to demonstrate strong and consistent growth, with the total addressable market in the United States expected to grow by a 6.1% CAGR over the next five years, from approximately $12.0 billion in 2020 to approximately $16.0 billion in 2025, according to the Frost & Sullivan study.

What Sets Us Apart

We believe that the following competitive strengths have been key drivers of our success to date and strategically position us for continued success.

Deeply Passionate, Loyal Community

By December 31, 2021, our deeply loyal community consisted of approximately 1.9 million active customers. Our brand awareness is driven largely by word of mouth among healthcare professionals who are passionate about FIGS, and whose passion quickly spreads through hospitals and healthcare institutions, where thousands of healthcare professionals often work in close proximity to one another. In addition, through our digital platform and social media presence, we provide venues for our community to engage with each other on common ground. We are proud that our products and digital platform are connecting healthcare professionals and bridging gaps that previously existed across varying disciplines and experience levels.

Authentic, Category-Defining Brand

FIGS is the first digitally native lifestyle brand outfitting healthcare professionals. Our brand represents high quality, functional, comfortable and stylish products combined with a seamless digital customer experience. We are purpose-driven with a mission to celebrate, empower and serve those who serve others, and this purpose resonates with our community. We collaborate with other highly regarded brands to further extend our brand reach and enhance our appeal with customers. Through our Ambassador Program, we have formed meaningful relationships with hundreds of Awesome Humans who help us reach millions of healthcare professionals around the world in an intimate, authentic and personalized way. Our strong brand affinity is demonstrated by our high Net Promoter Score (“NPS”) of +80 through December 31, 2021.

Industry-Leading Product Innovation

We strive to create the most innovative, functional, comfortable and stylish healthcare apparel in the industry. Our design philosophy stems from an unwavering focus on what healthcare professionals need from their apparel in order to look, feel and perform at their best. Our innovative products are designed, sourced and manufactured from the fiber level. Our proprietary FIONx fabric technology is made from what we believe to be the best combination of materials and is core-spun for maximum durability to withstand the demands of a healthcare professional’s work without sacrificing comfort. We design products that offer technical features such as four-way stretch, anti-odor, anti-wrinkle, and moisture-wicking properties. Our approach and products are distinct from those of legacy manufacturers, who offer poorly fitting scrubs and other commoditized healthcare apparel offerings.

Digitally Native Direct-to-Consumer Strategy

Our business is powered by a digitally native DTC strategy, which offers significant competitive advantages and enables us to directly engage with and serve medical professionals. By owning all aspects of the customer experience, including website and app design, marketing content, storytelling and post-purchase customer engagement, we deliver an elevated, personalized and seamless experience. Our DTC strategy also gives us access to valuable real-time customer data that we leverage in all aspects of our business, including apparel design and merchandising, customer acquisition and retention, demand forecasting and inventory optimization, leading to operational efficiencies throughout our supply chain, inventory management and new product development.

Highly Effective Merchandising and Product Launch Model

We have developed a highly effective merchandising strategy, anchored by our recurring, functional offering of 13 core scrubwear styles, which represented over 80% of our net revenues in 2021. We offer these core scrubwear styles in six core colors as well as limited edition colors to generate excitement around the brand and create a sense of purchase urgency. In addition to our core scrubwear styles, we offer scrubs in limited edition styles, which represented 5% of our net revenues in 2021. The remaining 14% of net revenues in 2021 was generated from sales of our lifestyle apparel and other non-scrub offerings, which include lab coats, underscrubs, outerwear, loungewear, compression socks, footwear, masks and other products. For our limited edition colors and styles, we utilize a disciplined buying approach with shallow initial buys and data-driven repurchasing decisions to minimize inventory risk while creating scarcity. We launch limited edition colors, limited edition styles or new products almost every week, driving recurring traffic to our digital platform where customers often purchase limited edition products along with our core offerings. These launches not only drive interest in the limited edition products themselves, they also drive our core business. This innovative, lower-risk merchandising strategy drives recurring demand while maintaining inventory efficiency. As an additional benefit, our approach has resulted in a return rate of approximately 10% in 2020 and 2021, which is far lower than the broader online apparel return rates that tend to be in the 30% to 40% range.

Attractive Financial Profile Driving Robust Growth, Profitability and Cash Flow Generation

Our business model supports our attractive financial profile characterized by robust growth, profitability and cash flow generation. As a successful DTC brand with a highly effective merchandising model, we benefit from structurally advantaged product margins. Through our DTC strategy, we leverage data in our marketing initiatives to drive efficient customer acquisition and retention, which has contributed to our rapid growth and strong profitability. In 2021, we delivered net revenues growth of 59.5%, gross margins of 71.8%, operating income margins of 2.6% and Adjusted EBITDA margins of 25.1%. Due to our modest capital expenditure requirements, we enjoy significant cash flow generation.

Mission-Driven, Founder-Led Culture and Execution

Our company culture, strategic vision and operational execution are driven by our visionary co-founders and co-Chief Executive Officers, Heather Hasson and Trina Spear. Our company culture mirrors our founders’ mission to celebrate, empower and serve those who serve others. We understand that authentically serving humans starts from within, and we are passionate about supporting our community and ensuring that our company reflects the world we want to live in. We are committed to operating responsibly and promoting ethical and sustainable business practices through our sourcing and manufacturing. We prioritize building a diverse, inclusive, equitable and supportive team that is driven by creativity and purposeful innovation.

Our Growth Strategies

In 2020, the total addressable market of the U.S. healthcare apparel industry was approximately $12.0 billion, according to the Frost & Sullivan study. Notwithstanding our rapid growth, we estimate that our share of this U.S. healthcare apparel industry is approximately 3.5%, presenting substantial opportunity for further growth. We believe we are well-positioned to significantly expand our market share and drive sustainable growth and profitability by executing on the following strategies:

Continue to Increase Customer Loyalty

We have the opportunity to create customers for life—customers who return to FIGS repeatedly throughout their medical careers. Healthcare apparel continuously needs to be replenished, resulting in highly predictable, recurring demand. As a result, customer loyalty and retention will continue to be a key driver of our growth. We encourage repeat purchases by introducing innovative limited edition styles, products and color drops. Customers who we retain also tend to spend more with us over time. By leveraging data analytics and developing new personalization capabilities, we plan to continue to deepen our existing customer relationships to further improve our strong customer retention and engagement.

We also inspire customer loyalty by building authentic relationships with our community and by creating thoughtful brand and performance marketing focused on retention. For example, through our #FIGSLOVE program, we send special gifts, such as embroidered lab coats, to members of our community when they graduate from school, open a new practice or reach other career milestones. We aim to be part of their journey, building deep, lasting relationships along the way.

Grow Brand Awareness and Attract New Customers

As of December 31, 2021, we served a community of approximately 1.9 million active customers, which compares to a broader total addressable market of 20 million healthcare professionals in the United States. In addition, compared to the percentage of male healthcare professionals in the United States, our men’s business is proportionally underpenetrated, presenting significant opportunity to expand our customer base.

We also have a significant opportunity to grow brand awareness and attract new customers to FIGS through word of mouth, brand marketing and performance marketing. Hospitals and other healthcare institutions, which often employ thousands of healthcare professionals working in close physical proximity on a daily basis, serve as ideal environments for growing awareness of our brand through word of mouth. Brand marketing and performance marketing also work together to drive millions of visits to our digital platform. We create differentiated brand marketing content to grow and retain our loyal community while highlighting the spirit of the FIGS brand. We leverage authentic relationships with healthcare professionals who serve as Ambassadors by exhibiting outsized engagement with our community through social media. We complement social media efforts with offline brand marketing strategies, such as billboards and commercials, that deliver emotional and inspiring content that drive brand awareness. Our digital-centric performance marketing efforts are designed to drive customers from awareness to consideration to conversion. These efforts include retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our app. Our highly productive, diversified strategy generates a significant return on new customer acquisition investments resulting from high average order value, strong product margins and attractive repeat purchase behavior.

Broaden Our Lifestyle Offerings

We intend to continue to leverage healthcare professionals’ trust in our technical function, fit, comfort and style, as well as our rapid product development capabilities to broaden and deepen our product offerings. We have strategically expanded our addressable market over time by creating new innovative products and entering or creating new categories that are complementary to our core offerings. Our category expansion strategy is focused on outfitting the medical professional—on and off shift—to work, at work and from work. As a result, we created the FIGS Layering System, which features complementary products intentionally designed to be worn together from base layer to outer layer. Our customers often begin their FIGS journey with our core scrubs and expand their purchases to limited edition scrubs, lifestyle and other products that form a part of the FIGS Layering System. As we continue to expand our offerings to fully outfit the medical professional, we believe we have a significant opportunity to continue to expand our share of both the uniform and lifestyle wardrobe of our customers.

Pursue International Expansion

We believe there is a tremendous opportunity over the long term to serve healthcare professionals throughout the rest of the world. According to the Frost & Sullivan study, the number of healthcare professionals and medical students internationally is expected to grow from approximately 118 million in 2020 to an estimated 124 million in 2025, and the total addressable market for healthcare apparel outside of the U.S. is expected to grow from an estimated $67.0 billion in 2020 to an estimated $86.0 billion in 2025.

Outside of the United States, we currently sell into Australia, Canada and the United Kingdom. Customer reception to date in these markets has been strong and has proven that our brand resonates with customers outside of the United States. Over time, we plan to enter other new markets. We intend to make strategic investments in these markets as we seek to enhance our ability to serve our international customers and further establish FIGS as a global brand.

Utilize Data Science to Expand Our Community, Elevate Customer Experience and Drive Intelligent Replenishment

We expect to drive continued growth from our use of proprietary data science. Through hundreds of data attributes associated with millions of customers, we have a unique ability to welcome new healthcare professionals to our community and drive repeat business from them. As just one illustration of this, we are able to identify geographic regions where FIGS is under-represented, use our knowledge of existing community members to build machine learning-derived customer segments to identify who is most likely to purchase from us, and drive our customers to a digital experience that is pre-populated with the products most likely to appeal to them.

Similarly, we believe that traditional fixed-time subscription models do not sufficiently leverage data and thus are disconnected from a healthcare professional’s actual needs. Instead, we use an intelligent replenishment model that is tied to individualized buying preferences. To us, it is fundamental that we cater to the unique preferences of each healthcare professional—how often they want to buy certain products, which products they are most likely to buy, and through which channel they are most likely to transact. By leveraging data science, we are able to answer these questions for each member of our large and growing community in increasingly accurate ways, and to create replenishment opportunities that are tied to those customized needs. Using data science to make the buying experience as seamless and accommodating as possible is a fundamental part of the value we create for our community and we believe will drive continued growth for our business.

Enter New Professional Markets

Outside of the healthcare apparel industry, we believe we have a compelling long-term opportunity to enter into other uniform-wearing professional markets. In the United States, there are approximately 40 million people outside of healthcare in service-based industries that traditionally wear uniforms every day, such as food service, hospitality, construction and transportation. The occupational nature of these professions is generally hands-on, labor-intensive and often requires apparel with technical specifications. Furthermore, we believe the incumbent apparel manufacturers in these markets suffer from limitations similar to those faced by the legacy healthcare apparel manufacturers. In our view, these markets—similar to the healthcare apparel market—have long been underserved by incumbent apparel manufacturers and are ripe for disruption. We believe we are strategically positioned to leverage our core competencies to expand into these new markets in the future.

Our Products

We approach product design with the healthcare professional in mind. With an intimate understanding of how medical professionals move, work and interact with colleagues and patients, we seek to design products that solve their unique needs. We are constantly challenging ourselves to create the highest quality and most innovative fabrications, styles and product features for healthcare professionals. Our apparel is comfortable, durable, functional and stylish, all at an affordable price point. As a result of our efforts, healthcare professionals now have a destination to outfit themselves with products that allow them to look, feel and perform at their best.

We Believe in Continuous Innovation

The needs of healthcare professionals are always changing, and we aim to understand and address their needs through direct interactions with our community. We leverage customer data, customer feedback, focus groups and practitioner testing to understand how to best serve healthcare professionals. Our tight feedback loop through our digital platform and social media channels, as well as our customer experience team, enables us to quickly incorporate ideas from our community into our product design.

•
Fabric Innovation for Comfort and Performance. Our core FIONx fabric is extremely soft and features antimicrobial technology for odor control and fabric durability, four-way stretch to allow for greater mobility, moisture-wicking properties to assist with body temperature regulation and anti-wrinkle for extra convenience.
•
Functional Innovation. Our scrubs have a large number of specially designed pockets to comfortably hold professional equipment, such as stethoscopes, tablets, charts, dental loupes and flushes. They also include bungee loops for security badges and other pockets for personal belongings, such as keys, phones, wallets and rings.
•
Fit Innovation. Our technical design team ensures our products are tailored to provide optimal fit, comfort and mobility. In addition, we believe in fit inclusivity and strive to outfit every healthcare professional. Accordingly, we offer seven sizes for women (XXS-2XL), six sizes for men (XS-2XL), three lengths for women (petite, regular, tall) and three lengths for men (short, regular, tall). We also offer various maternity offerings.
•
Style Innovation. We believe that healthcare professionals have the right to be stylish and look good while wearing their uniform. Our design and apparel team is comprised of experts from throughout the technical fashion world, ensuring that our products have a sophisticated silhouette in addition to being comfortable, high-performing and functional.

Product Offerings

Healthcare professionals change environments frequently and need comfortable high-quality products that help them do their jobs in every situation they face. That’s why we approach our products as a complete layering system—the FIGS Layering System—which includes what healthcare professionals wear under their scrubs (such as underscrubs, sports bras and leggings), the scrubs themselves, and what they wear over their scrubs (such as vests, jackets and fleeces).

There are two primary categories within the FIGS Layering System: scrubwear and non-scrubwear/lifestyle.

•
Scrubwear. We redefined scrubs, engineering them for function and taking cues from performance sports apparel, to create exceptionally comfortable and technical products to help healthcare professionals look good, feel good and perform at their best. Within the scrubwear category, we have 13 core styles that are available on our digital platform year-round. These core scrubwear styles consist of three women’s scrub tops, four women’s scrub pants, three men’s scrub tops and three men’s scrub pants. We offer these core styles in six core colors and in limited edition colors. Additionally, we frequently launch limited edition scrubwear styles in both core and limited edition colors.
•
Non-Scrubwear/Lifestyle. Our non-scrubwear and lifestyle product offerings are intentionally designed as an integrated system that complements our scrubwear. These products are comprised of “base layer” and “outer layer” products:
o
Base layer products are those designed to be worn under scrubs, and include compression socks and underscrubs. Our underscrubs include sports bras, performance leggings and tops and super-soft pima cotton tops.
o
Outer layer products include footwear, vests, jackets and lab coats. We partner with New Balance to design and offer shoes that provide greater slip-resistance, cushion and moisture-repellent qualities that our healthcare professionals need. We also offer necessities such as face masks, scrub caps, lanyards, badge reels, tote bags, fanny packs, backpacks, baseball caps and beanies.

We also offer kits, which feature various assortments of our products bundled together and which are a convenient way for our Awesome Humans to purchase products from across the FIGS Layering System with one click.

Our Community of Awesome Humans

We strive to celebrate, empower and serve healthcare professionals across all levels of experience and areas of expertise. While there is considerable diversity in demographics and income levels within the healthcare sector, we attract a diverse range of healthcare professionals by having a differentiated brand and offering premium products at an affordable price point.

Our customers included a wide range of experience levels and areas of expertise, including registered nurses, nurse practitioners, orthodontists, dental hygienists, pharmacists, physical therapists, occupational therapists, veterinarians, sales representatives, estheticians, speech pathologists, emergency medical technicians, surgeons and healthcare administrators, among others. Due to the high proportion of our customer mix that is comprised of students and young professionals whose earnings will grow over the course of their careers, we believe we are well positioned to retain and increase engagement of these customers, expanding our share of their uniform and lifestyle wardrobe over time.

Our Marketing Strategy

We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion. Our fluidity in brand and performance marketing has led to the creation of a brand characterized by stickiness and high purchase frequency.

Brand Marketing

We attract and retain customers in large part through our unique ability to engage with our community, which we do across multiple channels, including marketing campaigns, social media and our Ambassador Program.

Marketing campaigns. Most of our creative assets are created in-house, allowing us to launch campaigns at an accelerated pace to celebrate the products we bring to market and the people who will wear them. We launch fully integrated marketing campaigns that feature Awesome Humans in larger-than-life scenarios, bringing the people, their profession and our brand to life. Campaigns are launched through a holistic, multi-media strategy, where hero messaging and imagery are woven through every platform, including email, digital, display, site, direct-mail, commercials, social media and Ambassadors. We believe our campaigns and inspiring messaging contribute to high brand affinity among our community.

Social Media. We were the first healthcare apparel company to have a significant presence on social media. We use social media to foster a dialogue with our community and grow an enthusiastic, highly engaged fan base. Today, we have nearly 700,000 followers on Instagram, which is over twice the number of followers of our nearest competitor. We are proud of our robust following and above-average engagement rate. Social media is the primary place for our community to congregate, share stories, follow product launches and interact with our brand, and in turn, our community shares feedback that informs our product and content decisions. We strive to create content that has value and purpose—whether to amplify a cause, make people laugh, or to celebrate and educate about our product—and social media is where our creativity and deep connection to our community meet.

Our Ambassador Program. FIGS is the first company to have brand ambassadors in the healthcare apparel industry, providing a platform for healthcare professionals to tell their stories. Our Ambassador Program consists of Awesome Humans from around the world, representing a diverse array of specialties and levels of experience across various professions and geographies. We have formed deep and meaningful relationships with our Ambassadors and their loyalty, love and involvement with our brand fosters organic sharing, storytelling and intimate connections with the millions of healthcare professionals in our community. Our Ambassador Program is a microcosm of our FIGS community—they are invaluable to us, they inspire and inform everything we do, and we would not be where we are today without them.

Performance Marketing

Our performance marketing is rooted in a digital centric approach that aims to offer the right products to the right healthcare professionals at the right times. Our sophisticated performance marketing efforts include retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our app. When combined with our community-driven brand marketing, our performance marketing supports attractive customer acquisition and retention metrics. Because we can pinpoint specifically who our customers are and where they live and work, we are able to target them with greater efficiency and less expense than other companies whose customers come from a much less defined group.

Our Teams Business

We have built a differentiated B2B custom platform, known as Teams, to revolutionize, consumerize and elevate what had previously been an outdated buying process for institutional customers. Through Teams, healthcare administrators can seamlessly and efficiently solicit individual orders and buy FIGS products for their teams with only a few clicks. Our Teams business is centered around partnering with institutional departments and medical offices that wish to standardize and professionalize their teams’ uniforms.

Our Data Analytics

Data is an essential and embedded capability throughout our organization. We have teams of data scientists, data engineers and data analysts working directly with each key functional area. This approach enables the harvesting and management of extensive data, the development of a suite of proprietary tools, and the direct and rapid application of data science in core operating activities and decision-making processes throughout the Company.

The scale of our data is vast and growing. Our rich data set is blended from first-party, deterministic and observed behaviors, a complementary, expanded set of enriched elements and hundreds of data attributes associated with millions of customers. In addition, we have established a unique approach to capturing granular data from all stages of the order journey. These data sets are used to build proprietary data science solutions applied to key functions across the company, including:

•
Product. We develop detailed pictures of our customers and use these personas to shape our unique understanding of them and to inform our product development. Through our models, we gain powerful insights into factors that are most likely to drive conversion, and we use those inferences as inputs into the product design and development process.
•
Supply Chain. We have built a proprietary integration for our product lifecycle from purchase order to manufacturing to shipping. This integration enables extensive management and oversight of the product flow and fuels a variety of prediction models. By combining the product lifecycle data integration with sophisticated demand predictions, we can continuously assess the supply chain and improve efficiency.
•
Merchandising and Inventory Management. Through our customer ontology, we develop precisely defined customer segments and a mosaic representation of our customers. This approach enables us to understand buying behaviors, preferred DTC channels, product preferences and decision drivers. It also enables us to manage purchasing and inventory effectively and efficiently. We also use data-driven models to predict demand for our products. The high concentration of core scrubwear sales enables our models to be highly predictive, which reliably extends to limited edition launches, and we are able to anticipate optimal times for launch, including day of week and time of day.
•
Marketing. We use our customer ontology to create customized segments that can be launched efficiently across media channels. This precise segmentation supports highly tailored messaging and lower costs per impression. We employ a suite of dynamic learning tools to understand creative performance and behavior at the customer segment level. These tools enable us to effectively develop and place our creative assets. Combining our micro-segments and creative optimization enables us to create finely tuned campaigns that allow us to reach our target audiences with creative assets that we believe have the highest probability of driving conversion.
•
Customer Experience. The integration of our customer ontology and predictions into the engineering of our DTC channels enables customized customer experiences. For example, we use customized email and SMS communication to deliver personalized recommendations and offers that are more likely to drive conversion. We continue to evolve the site experience to support tuned recommendations based on prediction models and to offer product bundles based on cluster analysis. Using our customer data, we make individual customer level predictions leading to direct and tailored outreach with messaging that has a higher probability of individualized success. As such, we can provide a high-quality customer experience by presenting products that our healthcare professionals need, exactly when they need them.

Our Technology

In addition to our use of data analytics, we internally develop custom, proprietary technology solutions where doing so would be a true differentiator and core to the unique needs of our community, and we otherwise leverage best-of-breed, third-party components and software to help build out our platform capabilities. Consistent with this philosophy, we created our own headless digital platform, which is a fully customized front-end architecture that allows our community of healthcare professionals to experience features and functionality that are specifically tailored to their needs. We then combine that customized presentation layer with the backend engine from Shopify, which is a proven and industry-leading e-commerce solution. By pairing our own in-house technology with cloud software, we have been able to create a truly differentiated user experience that we can adjust as necessary while also leveraging engineering talent from some of the best SAAS companies in the world to scale rapidly and efficiently.

Our Supply Chain

We have built a supply chain that is optimized for our business and through which we control the design, development and fulfillment of our products.

Manufacturing

We have a diversified and flexible supply chain that leverages third-party suppliers and manufacturers to produce our raw materials and finished products. We directly and actively manage every step of our product development and production process. The extent to which we manage production is differentiated from the typical model of primarily relying on third-party agents to manage production. We believe our approach has enabled us to produce premium products through greater control of the end-to-end production process.

Our in-house innovation and design team works closely with our suppliers to develop the materials for our products that meet our exact specifications for comfort, stretch, durability, functionality and performance. In 2021, nearly 90% of our production utilized our main scrubwear fabric technology FIONx, which enables us to achieve consistency and scale. Our in-house production team selects our fabric and trim suppliers, directly manages the relationships between these suppliers and our finished product manufacturers, and drives our production allocation strategy and production schedules.

The 13 core scrubwear styles that we produce year-round represented over 80% of our net revenues in 2021. Similar to our core FIONx fabric, the continuous production of our core scrubwear styles provides us with consistency and scale in our production. We manage a diversified supply chain, which spanned 14 countries and consisted of approximately 40 global production partners in 2021.

As a company devoted to the needs of healthcare professionals, quality is critically important to us. We have our own in-house quality control team and also independent third-party quality controllers that each conduct detailed quality control checks on our fabric, trims and finished products to ensure that our extremely high quality standards are met. We maintain stringent Acceptable Quality Limit standards, which define the level of quality required to pass our inspection processes.

We purchase our finished product from our manufacturers on a purchase order basis and do not have any long-term agreements requiring us to use any supplier or manufacturer. We have long-standing relationships with our vendors, which are strengthened by the consistency and longevity of our core fabric and core style profile. Further, we offer our manufacturing partners predictable and consistent growth in inventory purchases with little seasonality.

We regularly source new suppliers and manufacturers to support our ongoing innovation and growth, particularly in our non-scrub categories, and we carefully evaluate all new suppliers and manufacturers to ensure they share our standards for quality of manufacturing, ethical working conditions and social and environmental sustainability practices. As part of our quality assurance procedures, FIGS team members visit all direct FIGS suppliers on average two times each month, and they visit all of our suppliers’ suppliers on average one time each month, to review their operations and our quality requirements.

In line with our values, we also require all of our manufacturers to be certified through the Worldwide Responsible Accredited Production (“WRAP”) program, which is an independent organization dedicated to promoting safe, lawful, humane and ethical manufacturing. Furthermore, we require all suppliers and manufacturers to contractually commit to upholding these standards. As part of our suppliers’ required certification with WRAP, they undergo regular audits by WRAP directly. WRAP awards Gold certifications to facilities that demonstrate full compliance with WRAP’s 12 principles, and WRAP awards Platinum certifications to facilities that have demonstrated full compliance with WRAP’s 12 principles for three consecutive certification audits. Platinum facilities must successfully pass every audit with no corrective actions or observations and maintain continuous certification without gaps. All FIGS suppliers must have a Gold or Platinum certification in order to continue to work with us.

Warehouse and Embroidery

We ship our finished products to customers across the United States as well as internationally to Australia, Canada and the United Kingdom. We distribute our products from our fulfillment center located in City of Industry, California, where we have created an innovative warehouse-within-a-warehouse model at our third-party logistics provider’s site. Within this space, we also operate a technology-enabled embroidery workshop, through which we offer text and logo embroidery on scrub tops, lab coats and outerwear, enabling our healthcare professionals to tell the world who they are and what they do. Our embroidery workshop is fully staffed by FIGS embroidery team members who complete the application and quality control of our embroidery product. We regularly evaluate our distribution infrastructure and capacity to ensure that we are able to meet our anticipated needs and support our continued growth.

Our People and Human Capital

As a company whose mission is to celebrate, empower and serve those who serve others, we understand that authentically serving humans starts from within. At FIGS, we are creating the world we want to live in, and we work hard to ensure that our company reflects what we want to see in our community.

As of December 31, 2021, we employed 264 team members in the United States across our Santa Monica, California headquarters, our City of Industry, California fulfillment center location and remote locations. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

We expect headcount growth to continue for the foreseeable future, particularly as we continue to focus on recruiting employees to continue to bolster functions across the Company, including design, innovation, engineering and functions related to our operations as a publicly traded company, as well as other functions, to support our expected growth. We pride ourselves on hiring team members who not only have the skills required to perform their respective roles, but also share in the mission to celebrate, empower and serve those who serve others.

Diversity, Equity and Inclusion

We prioritize building a diverse, inclusive, equitable, and empowered team representing a mix of gender, racial and ethnic backgrounds, industries, and levels of experience. Based on data collected between December 2021 and January 2022, we are proud that:

•
60% of our board of directors identified as women and 20% identified as underrepresented minorities;
•
64% of our leadership team identified as women, 9% identified as agender and 30% identified as underrepresented minorities; and
•
69% of our total workforce identified as women, 2% identified as non-binary, 1% identified as genderqueer or genderfluid, 1% identified as agender and 61% identified as underrepresented minorities.

Compensation and Benefits

We offer highly competitive compensation and benefits designed to enable us to attract, retain and motivate exceptional talent. Our 2021 equity incentive award plan additionally provides for grants of equity awards to employees. We are proud that we grant all new hires equity as part of their total compensation package, which we believe fosters a stronger sense of ownership and aligns our employees’ interests with the interests and growth of the Company.

In addition to base compensation and awards granted pursuant to our equity incentive plan, we offer numerous benefits, including a 401(k) plan with matching, health (medical, dental and vision) insurance, life insurance, paid time off, paid parental leave, a referral bonus program and company-sponsored short term and long term disability. To drive further engagement and individual ownership of the Company, we also maintain an employee stock purchase plan, which provides eligible employees an opportunity to purchase additional FIGS stock at a discounted price.

Culture and Perks

We believe that to be successful, each of our employees must feel empowered to show up as their true authentic selves. As we continue to grow, we are proactive in ensuring that every single person at FIGS has a platform to be seen, heard and celebrated. To accomplish this goal, we are intensely focused on our culture, team-building initiatives and well-being. Our Culture Committee strives to foster an empowering, supportive and healthy experience for all FIGS employees and helps ensure that all FIGS voices are represented and heard, by routinely organizing Company-wide events and initiatives. We also offer our employees several well-being perks, including food delivery stipends, and access to virtual workouts, mental health, behavioral health, therapy and self-care providers.

Safety

We are committed to the health and safety of our employees. The core elements of our employee health and safety strategy are risk analysis, incident management, documented processes and training, including for our team members at our fulfillment center. We also maintain a whistleblower hotline through which employees can report health and safety risks. We continually strive to improve our safety processes. During fiscal year 2021, due to the COVID-19 pandemic, we also continued to implement safety protocols to protect our employees, including protocols regarding social distancing and face coverings, temperature checks and testing. In addition, the vast majority of our employees continue to work remotely.

Competition

Competition in the healthcare apparel industry is principally on the basis of product quality, innovation, style, price, brand image, distribution model, as well as customer experience and service. We believe we have competitive advantages from our technical product innovation, our focus on empowering the community of healthcare professionals, and our high quality brand image. In addition, we believe our digitally native DTC distribution strategy differentiates us from the industry incumbents and allows us to establish personal customer relationships and more effectively support healthcare professionals. We are also differentiated by our commitment to community-based marketing that increases brand awareness and strengthens customer loyalty.

The healthcare apparel industry includes established companies as well as new entrants. We compete against wholesalers of healthcare apparel, such as Careismatic Brands, Barco Uniforms, Landau Uniforms and Superior Group of Companies. Additionally, we compete with healthcare apparel aggregated retailers, such as Scrubs & Beyond and Uniform Advantage, as well as DTC brands such as Jaanuu.

Government Regulation

In the United States and the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, safety regulations, product labeling regulations, product safety regulations and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act (the “CCPA”), the General Data Protection Regulation 2016/679 (“GDPR”), the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area. Our products sold outside of the United States may be subject to tariffs, treaties and various trade agreements, as well as laws affecting the importation of consumer goods.

We monitor changes in these laws and believe that we are in material compliance with applicable laws. While compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources, for the fiscal year ended December 31, 2021 compliance with these laws and regulations, including any applicable environmental regulations, has not had, and in any material subsequent period is not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

Intellectual Property

To establish and protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, as well as contractual restrictions in license agreements, confidentiality and non-disclosure agreements and other contracts. Our intellectual property is an important component of our business, and we believe that our know-how and continuing innovation are important to developing and maintaining our competitive position. We also believe having distinctive marks that are readily identifiable on our products is an important factor in continuing to build our brand and distinguish our products. We consider the FIGS name and Cross & Shield Logo trademarks to be among our most valuable intellectual property assets. In addition, we have applied to register or have registered the trademarks for several of our fabrics and product names, and have also sought and/or obtained trademark registrations for several of our tag lines.

As of December 31, 2021, we owned nine U.S. trademark registrations, had 12 pending U.S. trademark applications, owned 69 foreign trademark registrations and had 23 pending foreign trademark applications.

As of December 31, 2021, we had two allowed U.S. design patents, ten U.S. design patent applications pending, 52 granted foreign design registrations and 12 pending foreign design registrations, each of which relates to our core scrubwear. Additionally, as of December 31, 2021, we also had an additional four U.S. design patent applications pending, five granted foreign design registrations, and ten pending foreign design applications for other apparel designs. The term of protection for design patents and design registrations is limited in duration and depends on the jurisdiction in which they are granted. Although our U.S. design patent applications have not yet issued, the term for any resulting issued design patents in the U.S. generally extends 15 years from the date of patent grant.

If the foreign design registrations issued to us for our core scrubwear are maintained until the end of their terms, they are expected to expire in 2025, at which point we intend to renew them, to the extent they are renewable. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective.

Seasonality

For information regarding the seasonality of our business, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Corporate and Available Information

We were formed in 2013 as FIGS, Inc., a Delaware corporation. Our principal executive offices are located at 2834 Colorado Avenue, Suite 100 Santa Monica, California 90404 and our telephone number is (424) 300-8330. Our website address is www.wearfigs.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.

Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our Investor Relations website at https://ir.wearfigs.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. Investors in the Company and others should note that we disseminate material information to the public about the Company, products and services and other matters through various channels, including the Investor Relations portion of our website (ir.wearfigs.com), Company blog, press releases, SEC filings and public conference calls and webcasts in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages its investors and others to review the information it makes public on the Investor Relations portion of its website as such information could be deemed to be material information.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time.

We have experienced significant and rapid growth. Net revenues increased from $263.1 million in 2020 to $419.6 million in 2021. Our historical rate of growth may not be sustainable or indicative of our future rate of growth, and in future periods, our net revenues could grow more slowly than we expect or decline. We believe that continued growth in net revenues, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net revenue growth to slow or decline and may adversely affect our margins and profitability. Even if our net revenues continue to increase, we expect that our growth rate may slow for a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. Failure to continue to grow our net revenues or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.

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

We have a history of operating losses and only recently achieved profitability. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in developing new products, hire additional personnel, expand our operating infrastructure and expand into new geographies. Further, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. Additionally, stock-based compensation expense related to equity awards may be a significant expense in future periods. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our net revenues to offset our increased operating expenses. Our net revenues growth may slow for a number of other reasons, including if we experience reduced demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our net revenues do not grow at a greater rate than our operating expenses, we will not be able to maintain the level of profitability that we recently achieved.

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

Our future growth depends in part on our expansion efforts outside of the United States. Our current operations and customer base are based largely in the United States, with shipping capabilities to Australia, Canada and the United Kingdom. Therefore, we have a limited number of customers and experience operating outside of the United States. We also have limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we may encounter obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

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
•
complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, customer product safety and data privacy and security frameworks, such as the EU General Data Protection Regulation 2016/679 (the “GDPR”);
•
varying business practices and customs related to the sale of medical apparel;
•
varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•
tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences;
•
fluctuations in inflationary conditions, which could increase our costs of doing business in certain countries;

•
fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•
political or social unrest or economic instability in a specific country or region in which we operate, including, for example, the effects of “Brexit,” which could have an adverse impact on our operations in that location, and the conflict between Russia and Ukraine.

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

The operations of the third-party providers on which we rely may also be disrupted by the ongoing COVID-19 pandemic. For example, strained parcel carrier networks have resulted in extended outbound shipping times generally and additional shipping costs. The COVID-19 pandemic may continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business and results of operations.

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

In addition, operations at our fulfillment center may also be disrupted by the ongoing COVID-19 pandemic. For example, like other similarly situated companies, as a result of the COVID-19 pandemic we have from time to time experienced, and may from time to time experience in the future, inbound shipping delays of our product and labor shortages in our fulfillment center that impact our ability to fulfill orders on the timeline to which we have been accustomed. The COVID-19 pandemic may continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party logistics provider, which could negatively impact our business and results of operations.

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

Moreover, while we devote significant attention to forecasting efforts, the volume, timing, value and type of the orders we receive are inherently uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business, as well as our ability to forecast demand, is also affected by general economic and business conditions in the United States, including inflationary pressures, and the degree of customer confidence in future economic conditions, and we anticipate that our ability to forecast demand due to these types of factors will be increasingly affected by conditions in international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenues. Any failure to accurately predict net revenues or gross margins could cause our operating results to be lower than expected, which could adversely affect our financial condition.

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

The ongoing COVID-19 pandemic has continued to negatively impact global supply chains and cause challenges to logistics, including causing ocean freight delays and unreliability, port congestion, increased ocean and air freight rates and labor shortages. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic.

In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time, and may continue from time to time, to ship goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time continue to use more expensive air freight in the future.

The COVID-19 pandemic may continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, any of which could negatively impact our business and results of operations.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, including a resurgence in many countries, and additional impacts may arise that we are not aware of currently.

Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.

We rely on third-party suppliers to manufacture our raw materials and products, and our raw materials and products may be available, in the short-term, from a limited number of sources. We choose not to enter into long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and products, and typically transact business with our suppliers on an order-by-order basis. We also compete with other companies for raw materials and production.

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

Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict, such as the ongoing conflict in Ukraine, as well as health pandemics, including the ongoing COVID-19 pandemic, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. The ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight delays and unreliability, port congestion, increased ocean and air freight rates and labor shortages. In addition, ocean freight capacity issues continue to persist worldwide due to the COVID-19 pandemic as there is much greater demand for shipping and reduced capacity. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future. In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time, and may continue from time to time, to ship goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time need to continue to use more expensive air freight in the future. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower income from operations, both in the short and long term.

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
•
political unrest or conflict, such as the current conflict between Russia and Ukraine, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
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

Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, inflation, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase, related laws and regulations change, or inflationary or other pressures increase wage rates, we and our partners may need to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly or salaried employees. For example, hourly wages for employees of our third-party logistics provider have from time to time increased as a result of inflationary pressures, and may in the future increase further, which could adversely impact our fulfillment costs. Any increase in the cost of our or our third-party partners’ labor could have an adverse effect on our business, financial condition and results of operations.

Increases in labor costs could also force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could adversely affect our business, financial condition and results of operations. In addition, the job market in Southern California, where our principal offices and fulfillment center as well as the majority of our employees are located, is very competitive. If prevailing rates are driven higher by market forces or otherwise but we fail to pay such higher wages, we could suffer increased employee turnover, adversely affecting our business. While none of our domestic employees is currently covered by a collective bargaining agreement, any attempt by our employees to organize a labor union could also result in increased legal and other associated costs.

A significant portion of our products are produced in Asia, with some of our products produced in China. Increases in the costs of labor and other costs of doing business in these regions could also increase our costs to produce our products and could have a negative impact on our operations and earnings. Factors that could negatively affect our business include a potential significant revaluation of the currencies used in these countries, which may result in an increase in the cost of producing products, labor shortage and increases in labor costs, and difficulties and additional costs in transporting products manufactured from these countries. Also, the imposition of trade sanctions or other regulations against products imported by us from, or the loss of “normal trade relations” status with, any country in which our products are manufactured, could significantly increase our cost of products and harm our business.

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

We anticipate the need to add additional fulfillment center capacity and lease additional warehouse space to serve as fulfillment centers as our business continues to grow. If we continue to add fulfillment and warehouse capabilities, add product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. The expansion of our fulfillment center capacity may put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.

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

Additionally, we have occasionally in the past been, and may in the future be, subject to fraudulent purchases by individuals or organizations purchasing our products in bulk with the intention of unlawfully reselling such products at a premium. We have also in the past been the target of, and may in the future be the target of, fraudulent websites with similar domain names or content to our website, that attempt to unlawfully divert our customer traffic to such fraudulent websites to defraud our customers. While we have procedures in place to detect and prevent such practices, our failure to identify those activities may adversely affect our brand and reputation.

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

Like other eCommerce companies, we are vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware and extortion-based attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities and other real or perceived cyberattacks. Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment, which has heightened the risk of these potential vulnerabilities. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports and other public disclosures required of public companies. We have been subject to attempted cyber, phishing or social engineering attacks in the past and may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

In addition, we and our third-party service providers may experience cyberattacks aimed at disrupting our and their services. If we or our third-party service providers experience, or are believed to have experienced, security breaches that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our website or mobile app. Existing customers may also decrease or stop their purchases altogether. While we maintain cyber and errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

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

We collect and maintain significant amounts of data relating to our customers and employees, and we face risks inherent in both handling large volumes of data and in protecting the security of such data. Our actual or perceived failure to comply with any federal, state or foreign laws and regulations, or applicable industry standards that govern or apply to our collection, use, retention, sharing and security of data, could result in enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. Laws and regulations in the United States and around the world restrict how information about individuals is collected, processed, stored, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. These laws and regulations are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy, security and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.

In the United States, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.

In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. For example, California enacted the California Consumer Privacy Act (the “CCPA”) which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA, which is expected to take effect on January 1, 2023 and to create obligations with respect to certain data relating to consumers as of January 1, 2022, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability.

Other states have enacted similar bills. For example, the Virginia Consumer Data Protection Act (the “VCDPA”) gives consumers rights similar to the CCPA and also requires covered businesses to implement security measures and conduct data protection assessments. In addition, the Colorado Privacy Act (the “COPA”) closely resembles the VCDPA. The VCDPA and COPA will become effective in 2023 and be enforceable by their respective states’ Attorney General and/or district attorneys. We must comply with the VCDPA and COPA if our operations fall within the scope of these laws, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

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

Further, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent with each other, and compliance in the event of a widespread data breach may be difficult and costly. We also may be required to notify consumers or other counterparties of a security incident, including a breach. Any actual or perceived security incident or breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

Outside of the United States, certain foreign jurisdictions, including the European Economic Area (the “EEA”), and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EEA and the United Kingdom have adopted the GDPR, or a UK-only adoption of the GDPR (which took effect on January 1, 2021 under the UK Data Protection Act 2018 and the UK General Data Protection Regulation (as defined by the UK Data Protection Act 2018 as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019)), (the “UK GDPR”), respectively which may apply to our collection, control, use, sharing, disclosure and other processing of data relating to an identified or identifiable living individual (personal data). The GDPR, UK GDPR and national implementing legislation in EEA member states and the United Kingdom impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); granting new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability), as well as enhancing current rights (e.g., data subject access requests); requirements to have data processing agreements in place to govern the processing of personal data on behalf of other organizations; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, trainings and audits.

We also may be subject to specific requirements with respect to cross-border transfers of personal data out of the EEA and United Kingdom. Recent legal developments in the EEA and United Kingdom have created complexity and uncertainty regarding transfers of personal data out of Europe. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”), invalidated the EU-US Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”; a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Moreover, the European Commission released an implementation decision for a new set of SCCs on June 4, 2021, which requires us to use new SCCs since September 28, 2021 and replace existing SCCs by December 27, 2022, and the European Data Protection Board has released related guidelines. We may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with resulting obligations. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operation.

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

Going forward, we may have to comply with multiple data protection regimes in the EEA and in the United Kingdom. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission could intervene if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the United Kingdom will require a valid transfer mechanism and we may be required to implement new processes and put new agreements in place to continue making such transfers. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the Commission deems the UK to no longer provide adequate protection for personal data. These changes may lead to additional costs and increase our overall risk exposure. The UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. We may need to implement both UK and EU versions of SCCs, which would require significant resources and necessitate significant cost.

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

We are also subject to evolving privacy laws on cookies and e-marketing. In the EEA and United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Under the ePrivacy Directive and national implementation laws, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In the European Union, current national laws that implement the ePrivacy Directive are expected to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. As regulators, activists, consumer protection organizations and third parties increasingly enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

Certain requirements from our third-party technology and platform providers could also cause us to modify our offerings or strategy due to privacy concerns or negatively affect our financial performance. For example, Apple iOS 14.5 requires apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Changes like this could reduce the quality of the data and related metrics that may be collected or used by us and/or our partners. In addition, such changes could inhibit the effectiveness of our targeted advertising and related activities.

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

We currently rely on a combination of copyright, trademark, trade dress, design patent and other intellectual property laws as well as confidentiality procedures and contractual restrictions to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate to prevent infringement of these rights by others, including imitation or counterfeiting of our products and misappropriation of our brand.

Our success depends in large part on our brand image. We believe that our trademarks, design patents and other intellectual property rights have significant value and are important to differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained certain U.S. and foreign trademark registrations, design patents and design registrations and will continue to evaluate the registration of additional trademarks and designs and the application for additional design patents as appropriate. However, we cannot guarantee that any of our pending trademark or design patent applications will be approved by the applicable governmental authorities. Moreover, even if our applications are approved, third parties may seek to oppose or otherwise challenge these registrations or other of our intellectual property rights. Third parties may also knowingly or unknowingly infringe our intellectual property rights. In any of these cases, we may be required to expend significant time and expense to defend or enforce our rights.

We also currently hold various domain names relating to our brand. We may be unable to prevent third parties from acquiring and using domain names that are confusingly similar to our trademarks, or that otherwise have a negative impact on, the value of our trademarks and other proprietary rights. For example, we have in the past been the target of, and may in the future be the target of, fraudulent websites with similar domain names or content to our website that attempt to unlawfully divert our customer traffic to such fraudulent websites to defraud our customers. Any inability to prevent these practices could adversely affect our brand and make it more difficult for users to find our website.

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

We have applications pending for design patents in the United States and have obtained or have applications pending for corresponding industrial design registrations in other countries on certain aspects of some of our product designs. In addition, our products are made using our proprietary blends of raw materials, fabrics and fabric treatments, which results in products unique to us; however, we do not own the intellectual property rights for the underlying fabric technology, fabrics treatments or fabrics. Our ability to obtain intellectual property protection for our products is therefore limited. As a result, our current and future competitors may attempt to imitate our products and fabrics and do so at lower prices. If our competitors are successful in doing so, our net revenues and profitability could suffer.

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

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. For example, we and our co-founders and co-Chief Executive Officers are currently defendants in two actions brought by Strategic Partners, Inc. (“SPI”). See Part I, Item 3. “Legal Proceedings” in this Annual Report on Form 10-K for additional information on this and other legal proceedings. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these proceedings or any investigations or inquiries by governmental agencies related to these or any other matters, could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenues.

Our products are predominantly produced by third-party manufacturing and supply partners in foreign countries and territories, including countries and territories perceived to carry an increased risk of corrupt business practices. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could adversely affect our reputation, business, financial condition and results of operations.

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

Changes in tax laws may adversely impact our future financial position and results of operations. Our effective tax rate could also change as a result of various evolving factors, including changes in the scope of our operations.

Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. Proposals include significant changes to the U.S. federal income taxation of business entities including, among others, an increase in the tax rate applicable to global low-taxed income and the imposition of minimum taxes or surtaxes on certain types of income. Furthermore, over 130 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% intended to become effective as of January 1, 2023. As the proposals to change U.S. federal income tax laws and the implementation of the BEPS framework remain subject to further negotiation, we are currently unable to predict the extent to which any changes to tax laws, statutes, rules, regulations or ordinances will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers or our customers(including as a result of related uncertainty on the enactment of any current proposals or the timing of the implementation of the global minimum tax rate under BEPS), such changes may adversely impact our business, financial condition, results of operations and cash flows. Finally, changes in the scope of our operations, including expansion to new U.S. and non-U.S. jurisdictions, could increase the amount of taxes to which we are subject (including as a result of the implementation of the global minimum tax rate under BEPS) and our effective tax rate.

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

The U.S. government has in recent years imposed increased tariffs on imports from certain foreign countries, and any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. While the U.S. government’s recent tariffs on certain imports from China only affect a small portion of our production, any such future tariffs by the United States or other countries could have a significant impact on our business. While we may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end customer; however, this could reduce the competitiveness of our products and adversely affect net revenues. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this Annual Report on Form 10-K, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have an adverse effect on our business, financial condition and results of operations.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $1.5 million and $12.9 million, respectively. Unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have previously experienced ownership changes, and although such prior ownership changes have not materially limited our utilization of affected net operating loss carryforwards, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. For example, California generally suspended the use of California net operating loss carryforwards to offset taxable income in tax years beginning after 2019 and before 2022. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.

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

•
other events or factors, including those resulting from war, pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•
the other factors described in this “Risk Factors” section of our Annual Report on Form 10-K.

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

As of December 31, 2021, we had stock options outstanding that, if fully exercised, would result in the issuance of 37,871,680 shares of Class A common stock including 30,915,451 shares that are exchangeable for an equal number of shares of Class B common stock by our co-founders and co-Chief Executive Officers, Ms. Hasson and Ms. Spear. All of the shares of Class A common stock issuable upon the exercise of stock options, and the 15,362,581 shares of Class A common stock reserved for future issuance under our 2021 Plan and ESPP, will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to then existing lock-up or market standoff agreements and applicable vesting requirements, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144.

Further, based on shares outstanding as of December 31, 2021, holders of 63,874,530 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

The dual-class structure of our common stock and voting agreement among us and the Class B stockholders has the effect of concentrating voting control with our co-founders and co-Chief Executive Officers, Heather Hasson and Trina Spear, and Tulco, LLC, who hold in the aggregate approximately 74.6% of the voting power of our outstanding capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock, has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders and co-Chief Executive Officers, Ms. Hasson and Ms. Spear, and Tulco, LLC, our majority stockholder. These holders represent approximately 74.6% of the voting power of our outstanding capital stock as of December 31, 2021.

These stockholders have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change of control transaction. In addition, we and the Class B stockholders entered into a voting agreement with respect to the election of directors. This concentrated control limits or precludes our stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, as well as information obtained from internal sources, market research, publicly available information and industry publications. We believe that these sources and estimates are reliable but have not independently verified them and cannot guarantee their accuracy or completeness. They may also not prove to be accurate, including as a result of any of the risks described in this Annual Report on Form 10-K.

The variables that go into the calculation of our market opportunity are also subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of net revenues for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance and perceived value associated with our products and traditional medical apparel. Even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report on Form 10-K should not be taken as indicative of our future growth.

Our results of operations could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.

Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight delays and unreliability, port congestion, increased ocean and air freight rates and labor shortages. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future.

In addition, these types of events could negatively impact customer spending in the impacted regions or globally. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.

We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we may be involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance and other claims related to our business. For example, we and our co-founders and co-Chief Executive Officers are currently defendants in two actions brought by SPI. See Part I, Item 3. “Legal Proceedings” in this Annual Report on Form 10-K for additional information about this and other legal proceedings. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these or any other proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net revenues and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

In addition, we will need to hire additional personnel to support our internal accounting and audit functions. If we are unable to hire additional personnel, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate NYSE listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could have an adverse effect on our business, financial condition and results of operations.

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

Failure to effectively and efficiently address environmental, sustainability and social matters could adversely impact us.

There has been increasing public focus on a variety of environmental, social and other sustainability matters affecting public companies. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, our reputation may suffer. We may also experience increased costs in order to execute upon our sustainability goals, and those increased costs could adversely impact our business and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are headquartered in Santa Monica, California, where we lease office space under a lease agreement that expires in January 2030. We designed, built and use this location for product innovation and design, content creation, technology, customer experience and for general office use. We also maintain dedicated photo studio space at this location.

We also operate an embroidery workshop within our dedicated warehouse space at our third-party logistics provider’s location in City of Industry, California, which we lease pursuant to a services agreement.

We believe that these facilities are sufficient to meet our current and anticipated future needs and that suitable additional space will be available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings.

On February 22, 2019, Strategic Partners, Inc. (“SPI”), filed an action against us (later naming our co-founders and co-Chief Executive Officers) in Los Angeles County Superior Court, in which SPI alleged, among other things, false advertising, unfair business practices, untrue and misleading advertising, intentional interference with prospective economic relations, conversion and breach of fiduciary duty. The case was removed to the U.S. District Court for the Central District of California (the “Central District”) in March 2019. On September 3, 2019, SPI filed an additional action against our co-founders and co-Chief Executive Officers (later naming us) in Los Angeles County Superior Court covering the same subject matter as the previously filed federal action; this later state court action has been stayed until the conclusion of the Central District action. On August 10, 2021, the Central District partially granted our motion for judgment on the pleadings, dismissing without leave to amend certain of SPI’s claims for unfair business practices and the entirety of SPI’s claims for conversion, breach of fiduciary and aiding and abetting breach of fiduciary duty

On November 1, 2021, Miracle Ventures I, LP (“Miracle Ventures”), a former FIGS stockholder, filed a complaint against us and our co-founders and co-Chief Executive Officers in the U.S. District Court for the Southern District of New York, in which Miracle Ventures alleged causes of action for breach of fiduciary duty and fraud in connection with its decision to sell its shares of FIGS common stock to the Tull Family Trust in June 2017. A motion to dismiss the amended complaint is currently pending.

We believe the claims asserted in the forgoing cases are without basis or merit, and we intend to continue to vigorously defend against such claims; however, we cannot be certain of the outcome of these proceedings and, if determined adversely to us, our business and financial condition may be adversely affected.

In addition to the matters described above, from time to time, we have been and may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the symbol “FIGS” on May 27, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record

As of February 28, 2022, there were 3 registered holders of our Class A common stock and 6 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our Board of Directors.

Performance Graph

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total return on our Class A common stock with the cumulative total return from the NYSE Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index. The graph assumes an initial investment of $100 at the market close on May 27, 2021, which was our initial trading day, in each of our Class A common stock, the NYSE Composite Index and the S&P 500 Apparel, Accessories & Luxury Goods Index, and the reinvestment of dividends, if any.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Stockholder Return
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/27/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
FIGS, Inc. Class A common stock
NYSE Composite Index
S&P 500 Apparel, Accessories & Luxury Goods Index

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our final prospectus dated September 15, 2021, filed with the SEC on September 17, 2021 pursuant to Rule 424(b) of the Securities Act (the “Prospectus”), under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We generate revenue by selling technically advanced apparel for the modern healthcare professional. Our offerings include scrubwear, as well as lifestyle apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, loungewear, compression socks, footwear and masks. We design all of our products in-house, leverage third-party suppliers and manufacturers to produce our raw materials and finished products, and utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively manage every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a highly efficient merchandising model—due to the non-discretionary, replenishment nature of healthcare apparel, we maintain low inventory risk driven by a high volume of repeat purchases and a focus on our core scrubs offerings. We primarily market and sell our products through our digital platform, consisting of our website and mobile app, to a rapidly growing community of loyal customers.

At December 31, 2021, we had approximately 1.9 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.

In the year ended December 31, 2021, we had the following results compared to the comparable periods in 2020:

o
Expanded our community of active customers by 46.0% from approximately 1.3 million at December 31, 2020 to approximately 1.9 million at December 31, 2021;
o
Net revenues increased from $263.1 million to $419.6 million in the year ended December 31, 2021, representing 59.5% year-over-year growth;
o
Gross margin decreased 0.5 percentage points from 72.3% to 71.8% in the year ended December 31, 2021;
o
Net operating income decreased from $57.9 million to $11.0 million in the year ended December 31, 2021;
o
Adjusted EBITDA increased from $69.1 million to $105.2 million in the year ended December 31, 2021, representing an Adjusted EBITDA Margin of 25.1%;
o
Cash flow from operations increased from $21.7 million to $66.4 million in the year ended December 31, 2021; and
o
Free cash flow increased from $19.5 million to $63.7 million in the year ended December 31, 2021.

See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. GAAP.

COVID-19 Update

We believe the COVID-19 pandemic has accelerated the awareness of the FIGS brand and a shift in purchasing decisions that will continue to drive future growth; however, there can be no assurance that these trends will continue.

The ongoing COVID-19 pandemic has continued to negatively impact global supply chains and cause challenges to logistics, including causing ocean freight delays, reliability and capacity issues, port congestion, increased ocean and air freight rates and labor shortages. Certain of our ocean freight providers, as well as some of our suppliers and manufacturers, particularly those operating in Vietnam, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic.

As we seek to timely and cost effectively fulfill orders and ship products to our customers, we have been able to continue to produce our products without significant disruptions and have taken successful measures to mitigate these macroeconomic challenges to which we are not immune. For example, to meet our customers’ expectations, we have from time to time shipped goods earlier when possible and adjusted shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight in the quarter and year ended December 31, 2021, which increased our cost of goods sold.

Our replenishment-driven model has also been a key part of our ability to navigate these challenges. Nearly 90% of our production utilizes our main scrubwear fabric technology FIONx and almost half of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round. As a result, we have been able to produce our raw materials and finished products farther in advance and hold greater inventory without significant risk of obsolescence or exposure to seasonality.

We believe we have managed effectively through COVID-19 logistical challenges. We nevertheless expect we will continue to contend with elevated ocean and air freight rates, unpredictable ocean transit times and other COVID-19 related logistical challenges. The COVID-19 pandemic may also continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, any of which could negatively impact our business and results of operations.

Initial Public Offering

On June 1, 2021, we completed our initial public offering (“IPO”) by issuing 4,636,364 shares of our Class A common stock at a price to the public of $22.00 per share, resulting in net proceeds to us of $95.1 million, after deducting the underwriting discount and commissions of $6.1 million and deferred offering expenses of $0.8 million, net of reimbursements. The Company incurred a total of $8.7 million of expenses, before reimbursements, in connection with the IPO.

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

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2021.

Brand Awareness and Loyalty

Our ability to promote and maintain brand awareness and loyalty is critical to our success. We have a significant opportunity to continue to grow our brand awareness and loyalty through word of mouth, brand marketing and performance marketing. We have made significant investments to strengthen the FIGS brand through our marketing strategy, which includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, commercials, social media and Ambassadors, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our app. We plan to continue to invest in our brand and performance marketing to help drive our future growth.

Net Revenues per Active Customer

We believe the growth in our net revenues per active customer demonstrates our increasing value proposition for our customer base. We calculate net revenues per active customer as the total net revenues for a specified time period divided by the number of active customers during that same time period. Through our differentiated core products, limited edition color and style releases and lifestyle apparel and other non-scrub products, we have repeatedly drawn customers back to our digital platform and increased our net revenues per active customer. As we continue to expand our products to fully outfit the medical professional, we believe we have a significant opportunity to continue to expand our share of both the uniform and lifestyle wardrobe of our customers and increase our net revenues per active customer over time. Our future growth will depend in part on our ability to continue to increase our net revenues per active customer.

Customer Acquisition Cost

Our business performance depends in part on our continued ability to cost-effectively acquire new customers. We define customer acquisition cost (“CAC”), as performance and brand marketing expense attributable to both new customer acquisition and repeat customer retention in a period divided by the customers acquired during that same period. Our strategic investments in performance marketing, such as retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our app, compounded with strong brand awareness driven largely through word of mouth, have led to significant improvements in CAC.

Customer Retention and Engagement

Our continued success depends in part on our ability to retain, and drive repeat purchases from, our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. As of December 31, 2021, we had approximately 1.9 million active customers, up from approximately 1.3 million active customers as of December 31, 2020. Over the last four years, we have consistently increased the percentage of net revenues from repeat customers while also continuing to increase the number of new customers acquired. These newly acquired customers frequently make one or more repeat purchase in the same year, which is supplemented by the embedded growth from prior-year cohorts’ customers who continue to purchase from us.

The increasing share of our net revenues from customers who have made a previous purchase with us in a prior year reflects our customer loyalty and the net revenues retention behavior we see in our cohorts. We believe the increasing contribution from repeat customers is reflective of our ability to engage and retain our customers through our differentiated product offerings, community-driven brand and customized customer experience. This cohort behavior demonstrates our ability to not only retain customers, but also to increase our customers’ spend as they place orders more frequently.

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

General and Administrative

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation, other related costs and other general overhead, including certain third-party consulting and contractor expenses, certain facilities costs, software expenses, legal expenses and recruiting fees. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also anticipate that we will continue to incur significant additional legal, accounting, insurance, investor relations and other expenses to support our operations as a public company, including costs associated with our compliance with the Sarbanes-Oxley Act.

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

Results of Operations

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Year ended December 31,		Year ended December 31,
	2021	2020	2021	2020
	(in thousands)		(as a percentage of net revenues)
Net revenues	$419,591	$263,112	100.0%	100.0%
Cost of goods sold	118,370	72,888	28.2	27.7
Gross profit	301,221	190,224	71.8	72.3
Operating expenses
Selling	81,923	51,896	19.5	19.7
Marketing	58,713	38,852	14.0	14.8
General and administrative(1)	149,602	41,536	35.7	15.8
Total operating expenses	290,238	132,284	69.2	50.3
Net income from operations	10,983	57,940	2.6	22.0
Other income (loss), net	(1,124)	136	(0.3)	0.1
Net income before provision for income taxes	9,859	58,076	2.3	22.1
Provision for income taxes	19,415	8,318	4.6	3.2
Net income (loss) and comprehensive income (loss)	$(9,556)	$49,758	(2.3)%	18.9%

(1)
Includes stock-based compensation expense of $81.1 million and $8.7 million for the year ended December 31, 2021 and 2020, respectively.

Net Revenues

	Year ended December 31,		Change
	2021	2020	%
	(in thousands)
Net revenues	$419,591	$263,112	59.5%

Net revenues increased by $156.5 million, or 59.5%, for the year ended December 31, 2021, compared to the prior year. The increase in net revenues was primarily driven by an increase in orders as a result of new customer acquisition coupled with strong retention of existing customers. Our average order value also increased from $94 to $105 which contributed to the increase in net revenues.

Cost of Goods Sold

	Year ended December 31,		Change
	2021	2020	%
	(in thousands)
Cost of goods sold	$118,370	$72,888	62.4%
Gross profit	301,221	190,224	58.4%
Gross margin	71.8%	72.3%	(0.5)%

Cost of goods sold increased by $45.5 million, or 62.4%, for the year ended December 31, 2021, compared to the prior year. This increase was primarily driven by an increase in the total number of orders in the fourth quarter of 2021 as compared to the same period in 2020.

Gross profit increased by $111.0 million, or 58.4%, for the year ended December 31, 2021, compared to the prior year, primarily due to the increase in the total number of orders.

Gross margin decreased 0.5 percentage points for the year ended December 31, 2021, compared to the prior year. The decrease in gross margin was primarily related to an increase in freight-in due to the utilization of more expensive air freight and increased ocean freight rates, partially offset by lower discounts and a decrease in returns.

Operating Expenses

	Year ended December 31,		Change
	2021	2020	%
	(in thousands)
Operating expenses:
Selling	$81,923	$51,896	57.9%
Marketing	58,713	38,852	51.1%
General and administrative	149,602	41,536	260.2%
Total operating expenses	290,238	132,284	119.4%

Operating expenses increased by $158.0 million, or 119.4%, for the year ended December 31, 2021, compared to the prior year and, as a percentage of net revenues, increased by 18.9 percentage points, primarily driven by increases in general and administrative expense as described below.

Selling expense increased by $30.0 million, or 57.9%, for the year ended December 31, 2021, compared to the prior year and, as a percentage of net revenues, decreased by 0.2 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to leverage in shipping as a result of an increase in average order value.

Marketing expense increased by $19.9 million, or 51.1%, for the year ended December 31, 2021, compared to the prior year and, as a percentage of net revenues, decreased by 0.8 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to leverage in performance marketing driven by strong retention of existing customers.

General and administrative expense increased by $108.1 million, or 260.2%, for the year ended December 31, 2021, compared to the prior year and, as a percentage of net revenues, increased by 19.9 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily due to an increase in stock-based compensation expense in connection with the IPO and to a lesser extent, higher investment in human capital.

Other Income (Loss), Net

	Year ended December 31,		Change
	2021	2020	%
	(in thousands)
Other income (loss), net	$(1,124)	$136	(926)%

Other income (loss), net decreased for the year ended December 31, 2021, compared to the prior year, primarily related to expenses associated with the Follow-on Offering.

Provision for Income Taxes

	Year ended December 31,		Change
	2021	2020	%
	(in thousands)
Provision for income taxes	$19,415	$8,318	133.4%

Provision for income taxes increased by $11.1 million, or 133.4%, for the year ended December 31, 2021, compared to the prior year, primarily due to an increase in non-deductible items including stock-based compensation expense.

Key Operating Metrics and Non-GAAP Financial Measures

We report our financial results in accordance with U.S. GAAP. In addition to the measures presented in our financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. We believe the non-GAAP financial measures, Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, are useful in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with U.S. GAAP.

Active Customers, Net Revenues per Active Customer, and Average Order Value

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

	As of December 31,
	2021	2020
	(in thousands)
Active customers	1,872	1,300

We believe the growth in our net revenues per active customer demonstrates our increasing value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers.

	Year ended December 31,
	2021	2020
Net revenues per active customer	$224	$202

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

	Year ended December 31,
	2021	2020
Average order value	$105	$94

Adjusted EBITDA and Adjusted EBITDA Margin

We calculate Adjusted EBITDA as net income adjusted to exclude: other income (loss), net; gain/loss on disposal of assets; provision for income taxes; depreciation and amortization expense; stock-based compensation and related expense; transaction costs; and expenses related to non-ordinary course disputes. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by net revenues.

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

The following table reflects a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with U.S. GAAP:

	Year ended December 31,
	2021	2020
	(in thousands, except margin)
Net income (loss)	$(9,556)	$49,758
Add (deduct):
Other income (loss), net	1,124	(136)
Gain/loss on disposal	—	2
Provision for income taxes	19,415	8,318
Depreciation and amortization expense(1)	1,424	946
Stock-based compensation and related expense(2)	83,516	8,713
Transaction costs	1,139	296
Expenses related to non-ordinary course disputes(3)	8,183	1,197
Adjusted EBITDA	$105,245	$69,094
Adjusted EBITDA Margin	25.1%	26.3%

(1)
Excludes amortization of debt issuance costs included in “Other income (loss), net.”
(2)
Includes stock-based compensation expense and payroll taxes related to equity award activity.
(3)
Represents legal fees incurred in connection with the litigation claims described in the section titled “Legal Proceedings” appearing in this Annual Report on Form 10-K.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with U.S. GAAP.

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$66,437	$21,748
Less: capital expenditures	(2,712)	(2,262)
Free cash flow	$63,725	$19,486

Liquidity and Capital Resources

As of December 31, 2021 and 2020, we had $195.4 million and $58.1 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flow from operating activities and the sale of our capital stock.

In December 2020, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A., providing for a revolving credit facility in an initial amount of up to $50.0 million (the “2020 Facility”). On September 7, 2021, we terminated the 2020 Facility. As of December 31, 2021, letters of credit with an aggregate face amount of $1.9 million remained outstanding under the 2020 Facility but our reimbursement obligations were secured by cash collateral pledged by us to JPMorgan Chase Bank, N.A. in the amount of approximately $2.1 million or 105% of the amounts outstanding.

In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (the “2021 Facility”). The 2021 Facility will mature in September 2026. As of December 31, 2021, we had letters of credit aggregating to $2.5 million outstanding under the 2021 Facility and available borrowings of $97.5 million. As of December 31, 2021, we had no outstanding borrowings under the 2021 Facility.

See Note 8 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the 2021 Facility.

Our cash requirements have primarily been for working capital and capital expenditures. We believe that existing cash and cash equivalents, cash flows from operations, and available borrowings under our 2021 Facility, if needed, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$66,437	$21,748
Net cash used in investing activities	(2,712)	(2,262)
Net cash provided by financing activities	75,572	294
Net increase in cash, cash equivalents, and restricted cash	$139,297	$19,780

Operating Activities

Cash provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities increased by $44.7 million for the year ended December 31, 2021, compared to the same period last year. We saw an increase in cash provided from operating activities as a result of improvements in net income, excluding the impact of non-cash adjustments of $75.7 million. In addition, we saw an increase in cash provided as a result of a net change in operating assets and liabilities of $28.3 million driven by higher accrued expense balances from the timing of payments during the period, lower accounts receivable balances from the timing of collections during the period, and higher income tax payable balances from the timing of tax payments during the period.

Investing Activities

Cash used in investing activities relates to capital expenditures and other investing activities.

Cash used in investing activities of $2.7 million for the year ended December 31, 2021 increased by $0.5 million as compared to the same period last year.

Capital expenditures during the year ended December 31, 2021 and 2020 were primarily related to capitalized software development costs, purchases of machinery and equipment, and purchases of computer equipment.

Financing Activities

Cash provided by financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.

Cash provided by financing activities was $75.6 million for the year ended December 31, 2021, which was attributable to proceeds from our IPO of $95.9 million, capital contributions of $1.3 million and proceeds from stock option exercises of $0.9 million, partially offset by tax payments related to net share settlements on restricted stock units of $21.6 million.

Cash flows from financing activities for the year ended December 31, 2020 were not material.

Contractual Obligations and Commitments

Our most significant contractual obligations relate to purchase commitments on inventory and operating lease obligations on our facilities. See Note 10 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our contractual obligations and commitments.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. See Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.

Revenue Recognition

Our primary source of revenues is from sales of healthcare apparel, footwear and other products primarily through our digital platform.

We determine revenue recognition through the following steps in accordance with Topic 606, which we adopted effective January 1, 2018:

•
identification of the contract, or contracts, with a customer;
•
identification of the performance obligations in the contract;
•
determination of the transaction price;
•
allocation of the transaction price to the performance obligations in the contract; and
•
recognition of revenue when, or as, we satisfy a performance obligation.

Revenue is recognized upon shipment when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our revenue is reported net of sales returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur.

Stock-Based Compensation

We have granted stock-based awards consisting primarily of stock options and RSUs to employees and consultants. We measure and recognize stock-based compensation expense for all stock option awards granted to employees and non-employees based on their estimated fair values as of the grant date using the Black-Scholes option-pricing model. Our use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of various assumptions which are as follows:

Risk-free interest rate—determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Expected volatility— we derive our volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded stock price.

Expected dividend yield—we have not paid, and do not currently anticipate paying, cash dividends on our common stock; therefore, the expected dividend yield is assumed to be zero.

Expected term—the expected term of stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, which calculates the expected term as the average of the time-to-vesting and the contractual life of options.

Fair value of common stock—the fair value of our common stock is the closing stock price of our Class A common stock as reported on the New York Stock Exchange.

For employee and non-employee options, we recognize compensation expense based on the grant date fair value of the award over the requisite service period, which is generally the vesting period of the respective award based on the grant date fair value of the award. We account for forfeitures as they occur.

We measure the fair value of restricted stock units (“RSUs”) granted to employees based on the fair value of our Class A common stock on the grant date. Our RSU grants vest upon the satisfaction of either a service condition or both a service condition and a performance condition. The service condition is generally satisfied ratably over four years. The performance condition related to our outstanding performance-based awards was satisfied in connection with the IPO.

Inventory

Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required.

Income Taxes

We are subject to income taxes in the United States. We compute our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and the charge is recorded to earnings.

Significant judgment is required in determining our uncertain tax positions. We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our tax liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the largest amount of benefit that is more likely than not of being realized. We believe our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.

Loss Contingencies

We may be involved in legal proceedings, claims and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. We accrue for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. We do not accrue for contingent losses that, in our judgment, are considered to be reasonably possible, but not probable; however, we disclose the range of such reasonably possible losses. Loss contingencies considered remote are generally not disclosed.

Recent Accounting Pronouncements

Refer to Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.

Interest Rate Risk

At December 31, 2021, we had cash, cash equivalents, and restricted cash of $197.4 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

The 2021 Facility provides us with available borrowings in an amount up to $100.0 million. Because the 2021 Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates if we have a meaningful outstanding balance. At December 31, 2021, there were no outstanding borrowings under the 2021 Facility.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FIGS, Inc. (the Company) as of December 31, 2021, and 2020, the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young

We have served as the Company’s auditor since 2017.

Los Angeles, California

March 10, 2022

FIGS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$195,374	$58,133
Restricted cash	2,056	—
Accounts receivable	2,441	5,780
Inventory, net	86,068	49,735
Prepaid expenses and other current assets	7,400	6,665
Total current assets	293,339	120,313
Non-current assets
Property and equipment, net	7,613	6,529
Deferred tax assets	10,239	6,507
Other assets	560	506
Total non-current assets	18,412	13,542
Total assets	$311,751	$133,855
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,604	$11,965
Accrued expenses	24,677	6,682
Accrued compensation and benefits	6,464	4,214
Sales tax payable	3,728	3,076
Gift card liability	5,590	3,019
Deferred revenue	596	1,781
Returns reserve	2,761	1,677
Income tax payable	3,973	105
Total current liabilities	62,393	32,519
Non-current liabilities
Deferred rent and lease incentive	3,542	3,659
Other non-current liabilities	243	—
Total liabilities	66,178	36,178
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock — par value $0.0001 per share, zero and 207,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; zero and 154,444,851 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	15
Class A common stock — par value $0.0001 per share, 1,000,000,000 and zero shares authorized as of December 31, 2021 and December 31, 2020, respectively; 152,098,257 and zero shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	15	—
Class B common stock — par value $0.0001 per share, 150,000,000 and zero shares authorized as of December 31, 2021 and December 31, 2020, respectively; 12,158,187 and zero shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1	—
Preferred stock — par value $0.0001 per share, 100,000,000 and zero shares authorized as of December 31, 2021 and December 31, 2020, respectively; zero shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	227,626	70,175
Retained earnings	17,931	27,487
Total stockholders’ equity	245,573	97,677
Total liabilities and stockholders’ equity	$311,751	$133,855

The accompanying notes are an integral part of these financial statements.

FIGS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Net revenues	$419,591	$263,112	$110,494
Cost of goods sold	118,370	72,888	31,158
Gross profit	301,221	190,224	79,336
Operating expenses
Selling	81,923	51,896	24,840
Marketing	58,713	38,852	33,193
General and administrative	149,602	41,536	21,650
Total operating expenses	290,238	132,284	79,683
Net income (loss) from operations	10,983	57,940	(347)
Other income (loss), net
Interest income (expense)	(239)	136	460
Other expense	(885)	—	(1)
Total other income (loss), net	(1,124)	136	459
Net income before provision for income taxes	9,859	58,076	112
Provision for income taxes	19,415	8,318	—
Net income (loss) and comprehensive income (loss)	$(9,556)	$49,758	$112
Earnings (loss) attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$(0.06)	$0.32	$—
Diluted earnings (loss) per share	$(0.06)	$0.30	$—
Weighted-average shares outstanding—basic	159,177,713	153,327,308	153,052,983
Weighted-average shares outstanding—diluted	159,177,713	163,331,348	153,624,013

The accompanying notes are an integral part of these financial statements.

FIGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Contribution	Additional	(Accumulated Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Retained Earnings	Equity
December 31, 2018	153,052,983	$15	—	$—	—	$—	$(14,000)	$60,891	$(22,383)	$24,523
Stock-based compensation	—	—	—	—	—	—	—	179	—	179
Capital contribution	—	—	—	—	—	—	14,000	—	—	14,000
Net income	—	—	—	—	—	—	—	—	112	112
December 31, 2019	153,052,983	$15	—	$—	—	$—	$—	$61,070	$(22,271)	$38,814
Stock-based compensation	—	—	—	—	—	—	—	8,713	—	8,713
Stock option exercises	1,391,868	—	—	—	—	—	—	392	—	392
Net income	—	—	—	—	—	—	—	—	49,758	49,758
December 31, 2020	154,444,851	$15	—	$—	—	$—	$—	$70,175	$27,487	$97,677
Issuance of Class A Common Stock upon exchange of Common Stock	(142,851,852)	(14)	142,851,852	14	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Common Stock	(12,148,029)	(1)	—	—	12,148,029	1	—	—	—	—
Issuance of Class A Common Stock upon initial public offering, net of offering costs and related tax impacts	—	—	4,636,364	1	—	—	—	95,100	—	95,101
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,880,548	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	1,468,324	—	(1,468,324)	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,478,482)	—	1,478,482	—	—	—	—	—
Restricted Stock surrendered for employees' tax liability	—	—	—	—	—	—	—	(21,556)	—	(21,556)
Capital contribution	—	—	—	—	—	—	—	1,301	—	1,301
Stock-based compensation	—	—	—	—	—	—	—	81,139	—	81,139
Stock option exercises	555,030	—	2,739,651	—	—	—	—	907	—	907
Tax benefit of deductible IPO transaction costs	—	—	—	—	—	—	—	560	—	560
Net loss	—	—	—	—	—	—	—	—	(9,556)	(9,556)
December 31, 2021	—	$—	152,098,257	$15	12,158,187	$1	$—	$227,626	$17,931	$245,573

The accompanying notes are an integral part of these financial statements.

FIGS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(9,556)	$49,758	$112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,424	946	517
Benefit for deferred income taxes	(3,732)	(6,507)	—
Loss on disposal of property and equipment	—	2	120
Stock-based compensation	81,139	8,713	179
Changes in operating assets and liabilities:
Accounts receivable	3,339	(4,023)	(1,266)
Inventory	(36,333)	(35,435)	(763)
Prepaid expenses and other current assets	(735)	(4,672)	254
Other assets	127	38	(342)
Accounts payable	2,855	1,207	2,715
Accrued expenses	17,983	4,266	464
Deferred revenue	(1,185)	794	(712)
Accrued compensation and benefits	2,250	2,366	713
Returns reserve	1,084	901	267
Sales tax payable	652	527	636
Income tax payable	4,428	105	—
Gift card liability	2,571	2,028	722
Deferred rent and lease incentive	(117)	734	2,915
Other non-current liabilities	243	—	—
Net cash provided by operating activities	66,437	21,748	6,531
Cash flows from investing activities:
Purchases of property and equipment	(2,712)	(2,262)	(4,761)
Net cash used in investing activities	(2,712)	(2,262)	(4,761)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts	95,881	—	—
Payments of initial public offering issuance costs, net of reimbursements	(780)	—	—
Payment of debt issuance and financing costs	(181)	(98)	—
Proceeds from capital contributions	1,301	—	14,000
Proceeds from stock option exercises	907	392	—
Tax payments related to net share settlements on restricted stock units	(21,556)	—	—
Net cash provided by financing activities	75,572	294	14,000
Net increase in cash, cash equivalents, and restricted cash	139,297	19,780	15,770
Cash, cash equivalents, and restricted cash, beginning of period	$58,133	$38,353	$22,583
Cash, cash equivalents, and restricted cash, end of period	$197,430	$58,133	$38,353
Supplemental disclosures:
Cash paid for income taxes, net of refunds received	$15,004	$18,162	$—
Cash paid for interest	$—	$—	$—
Property and equipment included in accounts payable and accrued expenses	$32	$236	$770
Deferred offering costs recorded in stockholders' equity upon initial public offering, net of related tax impacts	$220	$—	$—

The accompanying notes are an integral part of these financial statements.

FIGS, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

FIGS, Inc. (the “Company”), a Delaware corporation, was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells scrubwear, and other non-scrub offerings, such as lab coats, underscrubs, outerwear, activewear, loungewear, compression socks, footwear and masks. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.

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

In response to public health directives and orders, and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work from home policies for certain employees. The COVID-19 pandemic has also negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight delays and unreliability, port congestion, increased ocean and air freight rates, and labor shortages, and has the potential to significantly impact the Company’s manufacturing supply chain, distribution, logistics and other services. COVID-19 may continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for the Company's suppliers, vendors or other parties with whom it does business to meet their contractual obligations, which could negatively impact the Company's business and results of operations.

Initial Public Offering

On June 1, 2021, the Company completed an initial public offering (the “IPO”) by issuing 4,636,364 shares of Class A common stock at a price to the public of $22.00 per share, resulting in net proceeds of $95.1 million, after deducting the underwriting discount and commissions of $6.1 million and deferred offering expenses of $0.8 million, net of reimbursements. The Company incurred a total of $8.7 million of expenses, before reimbursements, in connection with the IPO.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Stock Split

On May 19, 2021, the Company effected a nine-for-one forward stock split of its issued and outstanding common stock, stock options and RSUs. Accordingly, all share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.

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

Loss Contingencies

The Company may be involved in legal proceedings, claims and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business resulting in loss contingencies. Loss contingencies are accrued for when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, the range of such reasonably possible losses would be disclosed. Loss contingencies considered remote are generally not disclosed.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that are based upon observable and unobservable inputs. Observable inputs are developed using market data such as publicly available information and reflect the assumptions market participants would use, while unobservable inputs are developed using the best information available about the assumptions market participants would use. Assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company did not have assets or liabilities classified as Level 3 on its balance sheets as of December 31, 2021 and 2020.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents.

The Company’s cash and cash equivalents are held with creditworthy financial institutions. Although the Company’s deposits held with banks may exceed the amount of federal insurance provided on such deposits, the Company has not experienced any losses in such accounts. The Company invests its excess cash in money market accounts.

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents for the amounts reflected on the balance sheets.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents, which are funds held in a money market account, are measured at fair value on a recurring basis. The carrying amount of cash equivalents was $141.1 million and $50.2 million as of December 31, 2021 and 2020, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the accompanying balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$195,374	$58,133
Restricted cash	2,056	—
Total cash, cash equivalents, and restricted cash	$197,430	$58,133

Accounts Receivable

Accounts receivable consists of trade accounts receivables relating primarily to the credit card receivables arising from the sale of products to customers through the Company’s digital platforms. Trade accounts receivable is reported net of an allowance for doubtful accounts, which was zero as of December 31, 2021 and 2020. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products.

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

The Company's allowance to write down inventory to the lower of cost or net realizable value was $0.4 million and $0.8 million as of December 31, 2021 and 2020, respectively.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

Estimated useful life (years)
Furniture and fixtures	7
Office equipment	5
Machinery and equipment	10
Computer equipment	3
Software and website development	5
Leasehold improvements	Shorter of the lease term or the estimated life of the asset

Upon the sale or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in general and administrative expense in the statements of income and comprehensive income. Maintenance and repairs are charged to the general and administrative expenses in the statements of income and comprehensive income as incurred, while expenditures for major renewals and betterments that extend the useful life of an asset or provide additional utility are capitalized.

The Company has incurred costs related to the development of the Company’s websites. The Company capitalizes these website development costs, as applicable, in accordance with ASC Subtopic 350-50, Intangibles—Goodwill and Other—Website Development Costs (“ASC 350-50”). ASC 350-50 requires that costs incurred during the website development stage be capitalized.

Capitalized website costs include salary and benefit costs for Company employees and contractors that develop the website. When the development phase is substantially complete and the website is ready for its intended purpose, capitalized costs are amortized using the straight-line method over the five-year useful life.

Cloud Computing Costs

The Company also capitalizes software license fees and implementation costs associated with cloud hosting arrangements that are service contracts. These amounts are included in other assets in the accompanying balance sheets. Amortization of the software license fees is calculated using the straight-line method over the term of the service contract. Amortization of the implementation costs is calculated using the straight-line method based on the term of the service contract or based on the expected utilization of the asset and commences once the module or component is ready for its intended use.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or group of assets to the future undiscounted cash flows expected to be generated by the asset or asset group. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. No such impairments were identified for the years ended December 31, 2021, 2020, and 2019.

Deferred Rent and Lease Incentive

The Company leases certain facilities under non-cancelable operating leases. The Company’s leases generally contain escalating payments over the lease term or rent holiday periods. Rent expense is recognized on a straight-line basis over the term of the lease, beginning when the Company takes possession of the leased space. The difference between the rent expense and cash paid to landlords is recorded as a deferred rent liability in the accompanying balance sheets.

In certain cases, the Company receives allowances for construction and leasehold improvements from its landlords which are recorded as a deferred lease credit in the accompanying balance sheets and amortizes the deferred lease credit as a reduction of rent expense in the accompanying statements of income and comprehensive income over the term of the lease.

Sales Tax

Based on the 2018 Supreme Court decision in South Dakota v. Wayfair Inc., an increasing number of states have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on remote sellers to collect transaction taxes such as sales, consumption, or similar taxes. The Company follows the guidelines of ASC 450, Contingencies, and its financial statements reflect the current impact of such legislation.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with the IPO. After consummation of the IPO on June 1, 2021, these costs were recorded in stockholders’ equity as a reduction of proceeds generated as a result of the offering.

Revenue Recognition

The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Revenue is recognized in an amount that reflects the consideration expected to be received in exchange for products. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following five steps (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) we satisfy the performance obligations.

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

The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the balance sheets was $2.8 million and $1.7 million as of December 31, 2021 and 2020, respectively.

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

The following table presents the disaggregation of the Company’s net revenues for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
By geography:
United States	$390,514	$253,723	$109,932
Rest of the world	29,077	9,389	562
	$419,591	$263,112	$110,494
By product:
Scrubwear	$363,050	$227,988	$97,629
Non-Scrubwear/Lifestyle	56,541	35,124	12,865
	$419,591	$263,112	$110,494

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of purchased merchandise and includes import duties and other taxes, freight-in, defective merchandise returned by customers, inventory write-downs and other miscellaneous shrinkage as well as compensation and benefits related to embroidery personnel.

Selling Expenses

Selling expenses primarily include the cost of shipping and handling, fulfillment and credit card sales processing. Shipping and handling costs are associated with outbound freight after control over a product has transferred to a customer and, as such, are included in selling expenses.

Marketing Expenses

Marketing expenses primarily consist of digital and brand advertising. The Company’s marketing costs are primarily comprised of digital advertising through search engines and social media and are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits and stock-based compensation, charitable contributions, including the cost of product donations, other related costs, including certain third-party consulting and contractor expenses, certain facilities costs, software expenses, legal expenses and recruiting fees, and overhead.

Stock-Based Compensation

The Company measures and recognizes stock-based compensation expense for all stock option awards granted to employees and non-employees based on their estimated fair values as of the grant date using the Black-Scholes option-pricing model. The Company’s use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of various assumptions which are as follows:

Risk-free interest rate—determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Expected volatility— the Company derives its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price.

Expected dividend yield—the Company has not paid, and does not currently anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

Expected term—the expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, which calculates the expected term as the average of the time-to-vesting and the contractual life of options.

Fair value of common stock—the fair value of the Company’s common stock is the closing stock price of the Company's Class A common stock as reported on the New York Stock Exchange.

For employee and non-employee awards that vest upon the satisfaction of a service condition, the Company recognizes compensation expense based on the grant date fair value of the award over the requisite service period on a straight-line basis, which is generally the vesting period of the respective award based on the grant date fair value of the award. The Company accounts for forfeitures as they occur.

The Company measures the fair value of restricted stock units (“RSUs”) granted to employees based on the fair value of its Class A common stock on the grant date. The Company’s RSU grants vest upon the satisfaction of either a service condition or both a service condition and a performance condition. The service condition is generally satisfied ratably over four years. The performance condition related to the Company's outstanding performance-based awards was satisfied in connection with the IPO.

The Company classifies stock-based compensation expense in its statements of income and comprehensive income in the same manner in which the award recipient’s cash compensation costs are classified. For the years ended December 31, 2021, 2020, and 2019 the Company recorded stock-based compensation expense of $81.1 million, $8.7 million, and $0.2 million, respectively, which are all recorded in general and administrative expense on the statements of income and comprehensive income.

Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributed to temporary differences between the financial reporting basis and the respective tax basis of these assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is recorded for carryforwards and other deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Based on its facts, the Company considered all available evidence, both positive and negative, including historical levels of taxable income, expectations, and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2019, the Company recorded a valuation allowance against its deferred tax assets as it was more likely than not that the Company would not be able to realize its deferred tax assets. During 2020, the Company determined that all its deferred tax assets were realizable due to the Company's three-year cumulative pretax book income position, resulting in the full release of the valuation allowance. The Company is not recording a valuation allowance against any of its deferred tax assets as of December 31, 2021.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals and litigation processes, if any. The second step is to measure the largest amount of tax benefit as the largest amount that is more likely than not to be realized upon settlement.

Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. As of December 31, 2021, the Company had $0.2 million uncertain tax positions relating to late filing penalties of certain 2020 state tax returns and on utilization of R&D tax credits. There were no known uncertain tax positions as of December 31, 2020.

Comprehensive Income (Loss)

Comprehensive income includes net income as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021, 2020 and 2019, there was no difference between net income and comprehensive income (loss).

Earnings (loss) per Share

The Company computes earnings (loss) per share using the two-class method required for multiple classes of common stock and participating securities. Basic earnings (loss) per share ("basic EPS") is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share ("diluted EPS") is calculated by dividing net income (loss) by the weighted-average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation of diluted earnings per share in periods for which they have an anti-dilutive effect.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its co-chief executive officers. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. Therefore, the Company has concluded that it has one reportable segment.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016- 02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard also requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company is required to adopt the standard on January 1, 2022 and will report its adoption on Form 10-Q for the first quarter of 2022. Upon adoption, the Company expects to apply the available transition practical expedients. The Company estimates the impact of adoption to result in the establishment of material lease liabilities with a similar corresponding impact to total assets, as well as enhanced disclosures. The Company does not expect the adoption of the new standard to have an impact on its Statement of Cash Flows, or Net income (loss) from operations in its Statement of Operations and Comprehensive Income (Loss).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021. The Company does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company does not expect the adoption of this standard to have a material impact on its financial statements and related disclosures.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

As of December 31, 2021 and 2020, the Company’s cash equivalents consisted of money market funds. The cash equivalents are classified as Level 1 financial assets as these assets are valued using quoted market prices in active markets without any valuation adjustment. The following table summarizes the Company's financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141,104	$—	$—	$141,104
	$141,104	$—	$—	$141,104

	Fair Value Measurement as of
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$50,219	$—	$—	$50,219
	$50,219	$—	$—	$50,219

There have been no transfers between fair value levels during the years ended December 31, 2021 and 2020. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	December 31,
	2021	2020
Trade	$1,653	$1,704
Other	788	4,076
	$2,441	$5,780

Other accounts receivable as of December 31, 2021 and 2020 is primarily comprised of receivables related to vendor refunds and amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Inventory deposits	$798	$963
Prepaid expenses	5,440	1,406
Prepaid taxes	—	3,493
Other	1,162	803
	$7,400	$6,665

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$855	$808
Office equipment	809	765
Machinery and equipment	1,348	752
Computer equipment	953	610
Software and website design	2,997	1,704
Leasehold improvements	3,083	3,017
Capital projects in progress	431	312
Total property and equipment	10,476	7,968
Less: accumulated depreciation and amortization	(2,863)	(1,439)
Property and equipment, net	$7,613	$6,529

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 on property and equipment was $1.4 million, $0.9 million, and $0.5 million, respectively.

7. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued inventory	$16,243	$3,151
Accrued shipping	1,077	656
Accrued selling expenses	2,073	1,394
Accrued legal expenses	588	986
Accrued marketing expenses	673	102
Credit card liabilities	3,160	276
Other accrued expenses	863	117
	$24,677	$6,682

8. FINANCING ARRANGEMENTS

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

On December 2, 2020, the Company, as borrower, entered into a credit agreement with JPMorgan Chase Bank, N.A. for an initial $50.0 million revolving credit facility, including capacity to issue letters of credit (the “2020 Facility”). The 2020 Facility had a maturity date of December 2, 2025 (“2020 Facility Maturity Date”). Subject to certain conditions, the 2020 Facility also provided for an additional $25.0 million of capacity. Borrowings under the 2020 Facility were payable on the 2020 Facility Maturity Date and bore interest at LIBOR (with a 0.5% floor) plus 1.75%. The interest rate for undrawn amounts was 0.25%. On September 7, 2021, the Company terminated the 2020 Facility. Upon the termination of the 2020 Facility letters of credit with an aggregate face amount of approximately $3.2 million were outstanding but the reimbursement obligations of the Company were secured by cash collateral pledged by the Company to JPMorgan Chase Bank, N.A. in the amount of approximately $3.3 million or 105% of the amounts outstanding. On October 28, 2021, the Company cancelled letters of credit with an aggregate face amount of $1.3 million. As of December 31, 2021, letters of credit with an aggregate face amount of $1.9 million remained outstanding. The reimbursement obligations of the Company were secured by cash collateral pledged by the Company to JPMorgan Chase Bank, N.A. in the amount of approximately $2.1 million or 105% of the amounts outstanding.

On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of December 31, 2021, the Company had letters of credit aggregating to $2.5 million outstanding under the 2021 Facility and available borrowings of $97.5 million. As of December 31, 2021, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.

9. RELATED PARTY TRANSACTIONS

On May 14, 2018, the Company entered into a common stock purchase agreement with Tulco, LLC, an existing stockholder, pursuant to which the Company issued and sold 36,675,000 shares of common stock for a total purchase price of $50.0 million. As consideration, on May 14, 2019, Tulco, LLC paid $17.5 million in cash and cancelled the $2.5 million owed by the Company to Tulco, LLC pursuant to a promissory note dated as of February 22, 2018. The remaining $30.0 million of capital contributions were payable upon the Company’s achievement of certain milestones at defined dates in the years ended December 31, 2018 and December 31, 2019. During the year ended December 31, 2018, $16.0 million of contributions were made. The remaining $14.0 million contribution was made during the year ended December 31, 2019.

Tulco, LLC paid for certain of the Company’s professional fees which were expensed as incurred during the year ended December 31, 2019 and amounted to $0.1 million. The professional fees were reimbursed by the Company in 2020.

In 2020, the Company sold $4.2 million of masks and other products to Tulco, LLC, the amounts of which are included in net revenues for the year ended December 31, 2020.

In 2021, Tulco, LLC reimbursed the Company for certain of the Company’s professional fees in connection with the IPO. These reimbursements totaled $4.9 million and the Company received payment of the reimbursements during the year ended December 31, 2021. In addition, Tulco, LLC reimbursed the Company for certain of the Company's professional fees in connection with the Follow-on Offering. These reimbursements totaled $0.5 million. The Company received payment of the amounts due from Tulco, LLC during the year ended December 31, 2021.

10. COMMITMENTS AND CONTINGENCIES

Taxes on Remote Sellers

As discussed in Note 2, the Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million and $1.9 million within sales tax payable on the Company’s balance sheets as of December 31, 2021 and 2020, respectively, as an estimate of contingent sales tax payable.

Operating Leases

The Company leases its office facilities and certain office equipment under non-cancelable operating leases that expire on various dates through December 2029. During the years ended December 31, 2021, 2020, and 2019, the Company recorded rent expense of $1.8 million, $1.8 million, and $1.9 million respectively.

Future minimum lease payments under non-cancelable operating leases for the years succeeding December 31, 2021 are as follows (in thousands):

2022	1,963
2023	2,023
2024	2,093
2025	2,166
2026	2,242
Thereafter	7,206
$17,693

Inventory Purchase Obligations

Inventory purchase obligations as of December 31, 2021 were approximately $42.0 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.

Legal Contingencies

Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying financial statements.

The Company currently has legal actions against it with respect to its litigation with Strategic Partners, Inc. and Miracle Ventures I, LP. The Company believes the claims are without basis or merit, and intends to vigorously defend against such claims. Accordingly, an accrual for any potential liability has not been recorded.

11. INCOME TAXES

The provision for income taxes for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Current income tax provision
Federal	$17,790	$9,087
State	5,357	5,738
Total current provision	23,147	14,825
Deferred income tax benefit
Federal	(3,014)	(3,504)
State	(718)	(3,003)
Total deferred benefit	(3,732)	(6,507)
Provision for income taxes	$19,415	$8,318

The current and deferred provision for income taxes for the year ended December 31, 2019 was $0.

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not have a material impact on the Company’s financial statements as of December 31, 2021; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition, liquidity and related disclosures.

On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022. On February 9, 2022, Senate Bill 113 (“S.B.113”) was signed into law. S.B.113 shortened the previously enacted suspension of net operating loss deductions and eliminating the restrictions on the use of certain business tax credits for taxable years beginning on or after January 1, 2022. In connection with A.B. 85, the Company was not able to offset its California taxable income with its net operating losses for the year ended December 31, 2021.

A reconciliation from the income tax expense using the US statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

	December 31,
	2021	2020	2019
Tax expense at U.S. statutory rate	$2,083	$12,196	$23
State tax expense, net of federal benefit	606	4,176	—
Non-deductible expenses	344	(2,116)	—
Stock-based compensation	(28,727)	—	—
Excess compensation limitations	45,359	—	—
Foreign-derived intangible income deduction	(455)	—	—
R&D tax credit benefit	(230)	—	—
Unrecognized tax benefits	280	—	—
Change in valuation allowance	—	(5,994)	(75)
Other	155	56	52
Provision for income taxes	$19,415	$8,318	$—

The effective tax rate for years ending December 31, 2021 and 2020 was 196.9% and 14.3%, respectively. The effective tax rate in 2021 is higher than the federal statutory tax rate and the effective tax rate in 2020. This was mainly due to the tax law limitation on excess compensation for covered officers, partially offset by the excess tax benefit from stock-based compensation. The Company completed an analysis related to the tax deductibility of IPO transaction costs, which resulted in a tax benefit of $0.6 million recorded as an increase to additional paid-in capital and a reduction of income tax payable in the three months ended December 31, 2021. For the year ended December 31, 2019, there was no income tax provision recorded, as the Company recorded a full valuation allowance on its net deferred tax asset and utilized net operating loss carryforwards to offset current taxes payable. During 2020, the Company determined that all the deferred tax assets were realizable due to the Company's three-year cumulative pretax book income position, resulting in the full release in the valuation allowance. As of December 31, 2021, the Company recorded no valuation allowance due to its cumulative pretax income position.

Significant components of the deferred income taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating losses	$1,217	$1,490
Uniform capitalization adjustment to inventory	2,808	1,135
Stock-based compensation	3,032	1,503
Accrued compensation and benefits	1,341	1,032
Tenant improvement allowance	386	459
Inventory reserve	1,063	991
Deferred rent	552	564
Returns reserve	731	469
Sales tax accrual	437	528
Other	417	148
Total deferred tax assets	11,984	8,319
Less: valuation allowance	—	—
Total net deferred tax assets	11,984	8,319
Deferred Tax Liabilities
Property and equipment	(1,745)	(1,812)
Total deferred tax liabilities	(1,745)	(1,812)
Net deferred tax assets	$10,239	$6,507

As of December 31, 2021, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $1.5 million, which begin to expire in 2034. The Company also has available California NOL carryforwards of approximately $12.9 million as of December 31, 2021, which begin to expire in 2035. The utilization of California NOL carryforwards has been suspended by state legislation for tax years beginning before January 1, 2022. The tax years ending December 31, 2013, through December 31, 2020 remain open and subject to audit by the Internal Revenue Service. The tax years ending December 31, 2013, through December 31, 2020, remain open and subject to audit by state tax authorities.

As of December 31, 2021, the Company had $0.2 million of uncertain tax positions, excluding interest and penalties. There were no known uncertain tax positions as of December 31, 2020. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax liabilities as income tax expense. During the year ended December 31, 2021, the Company recorded $0.1 million in interest and penalties. During the year ended December 31, 2020, there were no such interest and penalties.

The following table summarizes the activity related to our unrecognized tax benefits during the year ended December 31, 2021 (in thousands):

Balance as of December 31, 2020	$—
Increases related to current year tax positions	50
Decreases related to current year tax positions	—
Increases related to prior year tax positions	117
Changes due to lapse of statute of limitations	—
Settlement with taxing authorities	—
Balance as of December 31, 2021	$167

12. STOCK-BASED COMPENSATION

Amended 2016 Equity Incentive Plan

In 2016, the Company adopted the 2016 Equity Incentive Plan (as amended, the “2016 Plan”). The 2016 Plan provided for the issuance of restricted stock awards (“RSAs”), RSUs, stock appreciation rights (“SARs”), incentive stock options, non-qualified stock options and other stock-based awards to employees and consultants of the Company and its affiliates and members of the Board of Directors of the Company (the “Board”). Prior to its termination, the number of shares of Class A common stock authorized for issuance under the 2016 Plan was 51,716,934. Only incentive stock options, non-qualified stock options and RSUs were granted under the 2016 Plan.

On May 18, 2021, the Board approved the termination of the 2016 Plan. Any remaining shares of common stock available for issuance under the 2016 Plan as of such date were added to the shares of our Class A common stock reserved for issuance under the Company's 2021 Equity Incentive Award Plan (the “2021 Plan”). Additionally, any shares of common stock subject to awards granted under the 2016 Plan that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited following the effective date of the 2021 Plan will become available for issuance under the 2021 Plan.

2021 Equity Incentive Award Plan and 2021 Employee Stock Purchase Plan

On May 18, 2021, the Board adopted and the stockholders of the Company approved the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”).

Upon adoption, 14,592,452 shares of the Company's Class A common stock were reserved for future issuance under the 2021 Plan, which number consists of (a) 10,197,941 shares initially available for issuance and (b) an additional 4,394,511 shares previously reserved for but unissued under the 2016 Plan on the effective date of the 2021 Plan that become available for issuance under the 2021 Plan. The 2021 Plan authorizes the granting of RSAs, RSUs, SARs, incentive stock options, non-qualified stock options, dividend equivalents, and other stock or cash awards to employees and consultants of the Company and its subsidiaries and members of the Board.

In addition to the 2021 Plan, up to 1,605,647 shares of the Company’s Class A common stock may be issued under the ESPP. The ESPP permits eligible employees to purchase shares of the Company's Class A common stock at a 15% discount to the lesser of (i) the fair market value of the Company's Class A common stock on the first trading day of an applicable offering period or (ii) the last trading day of a purchase period in an applicable offering period. As of December 31, 2021 there have been no purchases of the Company's Class A common stock under the ESPP.

All options and SARs granted under the 2021 Plan will generally expire ten years from the date of grant if not exercised. In the event of a termination of employment, any unvested portion of an option will generally be forfeited immediately. Any vested options may generally be exercised within three months, except for (i) instances of termination due to death or disability whereby any vested options may be exercised within one year and (ii) instances of termination “with cause” whereby any vested options are forfeited immediately.

Shares that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited will become available for future awards under the 2021 Plan. In addition, shares of common stock that are tendered to the Company by a participant to satisfy the applicable exercise or purchase price of an award and/or to satisfy any applicable tax withholding obligation with respect to an award will be added to the number of shares of common stock available for future awards. The 2021 Plan is administered by the Board with respect to awards to non-employee directors and by the Compensation Committee of the Board with respect to other participants.

As of December 31, 2021, the number of shares available for issuance under the 2021 Plan was 13,756,934.

Stock Option Valuation

The assumptions that the Company used to determine the grant date fair value of stock options granted were as follows, presented on a weighted-average basis:

	December 31,
	2021	2020	2019
Risk free interest rate	1.15%	0.42%	1.81%
Expected volatility	48%	44%	57%
Expected dividend yield	0%	0%	0%
Expected term (in years)	6.25	6.45	6.25

A summary of stock option activity under the Plan, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	39,837,195	$3.49	8.87	$101
Granted	3,843,666	19.94
Exercised	(3,346,352)	0.90
Forfeited	(2,462,829)	5.82
Outstanding at December 31, 2021	37,871,680	$5.24	8.02	$846

Exercisable at December 31, 2021	24,466,168	$3.44	7.53	$590

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $115.1 and $1.2 million, respectively. There were no exercises of stock options for the year ended December 31, 2019.

The weighted-average grant date fair values per share of the Company’s stock options granted during the years ended December 31, 2021, 2020, and 2019 was $10.02, $3.53, and $0.25, respectively. The grant date fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $49.8 million, $4.8 million, and $0.2 million, respectively.

As of December 31, 2021, total unrecognized compensation cost related to unvested stock option awards was $66.0 million, to be recognized over a weighted-average period of 3.3 years.

Stock Option Modifications

During the year ended December 31, 2021, the Board determined to accelerate the vesting of certain employee stock option awards, subject to and effective as of the closing of the Company’s IPO, and further subject to the employee's continued service with the Company through the closing of the IPO, as described in our IPO Prospectus. Upon the modification of the stock options, the Company determined no incremental fair value was required to be recorded as the awards would continue to vest both prior to and post modification and the modification of the stock options did not change award valuation inputs or assumptions. The Company recorded $32.8 million of expense during the second quarter of 2021 as a result of the accelerated vesting of stock options.

During the year ended December 31, 2021, in connection with the retirement of the Company’s Chief Financial Officer, the Board determined to accelerate the vesting of certain stock option awards held by the retiring executive and provide that such stock option awards may be exercised for one year following the retirement date. Upon the modification of the stock options, the Company determined that $5.7 million of incremental fair value was required to be recorded related to the 275,000 stock options which were not probable of vesting prior to the modification but concluded to be probable of vesting based on the modified terms of the award. The modification of stock options changed the award valuation inputs, including the remaining term of the award. The Company recorded $5.7 million of expense related to the stock option modification during the fourth quarter of 2021 as a result of the accelerated vesting of stock options.

Restricted Stock Awards and Restricted Stock Units

During the year ended December 31, 2020, the Company granted 5,410,440 RSUs which vest upon the satisfaction of both a service and a performance condition and granted no RSAs. The service condition for these awards is satisfied over four years. The performance condition is satisfied upon the occurrence of a qualifying event, generally defined as a change of control transaction or an initial public offering. The performance condition for these awards was satisfied in connection with the IPO. Upon the satisfaction of the performance condition, the Company recorded $16.0 million of stock-based compensation expense related to these awards and withheld 762,359 shares of common stock, based on the IPO price of $22.00 per share, to satisfy the tax remittances of approximately $16.8 million.

The fair value of RSUs and RSAs vested during the year ended December 31, 2021 was $72.6 million. There were no RSUs or RSAs that vested during the year ended December 31, 2020 or the year ended December 31, 2019.

As of December 31, 2021, total unrecognized compensation cost related to unvested RSAs and RSUs was $33.7 million, to be recognized over a weighted-average period of 2.4 years.

A summary of RSA and RSU activity under the 2016 Plan and 2021 Plan is as follows:

	Number of Shares	Weighted average grant date fair value per share
Unvested restricted stock at December 31, 2020	5,410,440	$4.51
Granted	1,079,864	31.77
Vested	(2,793,436)	5.38
Forfeited	(28,700)	34.18
Unvested restricted stock at December 31, 2021	3,668,168	$11.65

13. EARNINGS (LOSS) PER SHARE

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

As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted earnings per share and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the years ended December 31, 2021, 2020, and 2019 (in thousands, except share and per share amounts).

	Year ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$(9,556)	$49,758	$112
Denominator:
Weighted-average shares—basic	159,177,713	153,327,308	153,052,983
Effect of dilutive stock options	—	10,004,040	571,030
Effect of dilutive restricted stock	—	—	—
Weighted-average shares—diluted	159,177,713	163,331,348	153,624,013
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.06)	$0.32	$—
Effect of dilutive stock options and restricted stock	—	(0.02)	—
Diluted earnings (loss) per share	$(0.06)	$0.30	$—

The Company excluded the following from the computation of diluted earnings per share for the years ended December 31, 2021, 2020, and 2019 because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2021	2020	2019
Stock options to purchase common stock	40,164,214	31,485,366	15,697,638
Restricted stock units	4,316,091	5,410,440	—

14. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution 401(k) plan for the benefit of all employees who have met the eligibility requirements. Participants may contribute up to 100% of their eligible compensation, subject only to annual limitations set by the Internal Revenue Service. The Company matches 100% of the participant contributions, up to the first 6% of the participant’s deferrals. For the years ended December 31, 2021, 2020, and 2019 the Company recorded expense for matching contributions of $1.1 million, $0.6 million, and $0.3 million respectively, within general and administrative expenses on the Company’s statements of operations and comprehensive income (loss).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

CFO Employment Agreement

On December 9, 2021, the Board of Directors (the “Board”) of the Company appointed Daniella Turenshine as Chief Financial Officer of the Company. On March 8, 2022, we and Ms. Turenshine entered into an amended and restated employment letter agreement (the “Employment Agreement”), in connection with her appointment as our Chief Financial Officer. Pursuant to the Employment Agreement, Ms. Turenshine is eligible to receive an annual base salary of $500,000 and a target annual bonus opportunity of $300,000 for 2022, as determined by our board of directors, subject to her continued employment through the bonus payment date. In addition, Ms. Turenshine is eligible to participate in our standard benefit programs. Ms. Turenshine’s employment with us is at-will.

Pursuant to the Employment Agreement, if Ms. Turenshine’s employment is terminated by us without “cause” or by her for “good reason” (each as defined in the Employment Agreement), and other than due to death or disability, Ms. Turenshine will receive the following severance payments and benefits: (i) continued payments of base salary for 12 months following the date of termination and (ii) up to 12 months of COBRA continuation. If Ms. Turenshine’s employment is terminated by us without “cause” or by her for “good reason” (and other than due to death or disability) during the 12-month period following a “change in control” (as defined in the Employment Agreement), Ms. Turenshine will receive the following additional severance payments and benefits: (i) a pro-rated target bonus for the year of termination, paid in a lump-sum and (ii) 100% accelerated vesting and exercisability of the RSUs and options granted in December 2021 in connection with her appointment as Chief Financial Officer.

The severance payments and benefits described above are subject to Ms. Turenshine’s timely execution and non-revocation of a release of claims in our favor. Ms. Turenshine entered into our standard employee confidential information and invention assignment agreement as a condition of her employment in November 2018.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, which is filed as Exhibit 10.15 to this Annual Report on Form 10-K and is incorporated herein by reference.

Supplemental Information

On March 9, 2022 the Company distributed quarterly financial results for the three months ended December 31, 2021 (the “Supplemental Information”), to supplement the annual financial results for the year ended December 31, 2021, which the Company furnished to the SEC on March 8, 2022. The Supplemental Information is furnished as Exhibit 99.1 to this Annual Report on Form 10-K.

The information in Part II - Item 9B of this Annual Report on Form 10-K (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, except as expressly provided by specific reference in such a filing.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table presents information concerning our board of directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	40	Director, Co-Founder and Co-Chief Executive Officer
Catherine Spear	38	Director, Co-Founder and Co-Chief Executive Officer
Sheila Antrum	63	Director
Michael Soenen	51	Director
J. Martin Willhite	51	Director

The following are brief biographies describing the backgrounds of our directors.

Heather Hasson

Ms. Hasson co-founded our company and serves as our co-Chief Executive Officer and as chairperson of our board of directors. Prior to co-founding FIGS, Ms. Hasson was an entrepreneur, having served as founder and CEO of Heather Hasson bags, a high-end bag line, and FIGS Ties, a tie and scarf company. Since January 2021, Ms. Hasson also has served as a member of the board of directors of G Squared Ascend I Inc. and G Squared Ascend II Inc., two blank check companies, and as a member of the board of directors of RxArt, a non-profit whose mission is to help children heal through the extraordinary power of visual art. Ms. Hasson holds a B.A. in Political Science from the University of Wisconsin-Madison. We believe that Ms. Hasson is qualified to serve as a member of our board of directors based on her experience in the apparel industry and the knowledge of our company she brings as our co-founder and co-Chief Executive Officer.

Catherine Spear

Ms. Spear co-founded our company and serves as our co-Chief Executive Officer and as a member of our board of directors. Prior to co-founding FIGS, Ms. Spear served as an Associate at the Blackstone Group Inc. Ms. Spear began her career at Citigroup Global Markets Inc. From August 2020 to July 2021, Ms. Spear also served as a member of the board of directors of One, a blank check company. Ms. Spear holds a B.A. in Economics from Tufts University and an M.B.A. from Harvard Business School. We believe that Ms. Spear is qualified to serve as a member of our board of directors based on the perspective and experience she brings as our co-founder and co-Chief Executive Officer.

Sheila Antrum

Ms. Antrum has served as a member of our board of directors since May 2021. Since 2007, Ms. Antrum has served in roles of increasing responsibility at the University of California, including serving as the Senior Vice President and Chief Operating Officer of UCSF Health since August 2017, UCSF Health President-Adult Services since September 2015 and the Chief Nursing Officer of UCSF Medical Center from September 2007 to 2017 and again as interim Chief Nursing Officer from 2019 to 2020. Before that, from 2003 to 2007, Ms. Antrum served as the Chief of Ambulatory Operations and Associate Director of Clinical Cancer Center Operations at the University of California San Diego Medical Center. Ms. Antrum also has served on the board of directors of Integer Holdings Corporation since February 2021. Ms. Antrum holds a B.A. of Science in Nursing from Hampton University and a Master’s in Health Services Administration from the University of Michigan School of Public Health. We believe Ms. Antrum is qualified to serve as a member of our board of directors based on her extensive leadership experience in the healthcare space.

Michael Soenen

Mr. Soenen has served as a member of our board of directors since May 2021. From 2015 through 2020, Mr. Soenen served as a member of the Investment Committee and Co-Head of Operations Group at Valor Equity Partners L.P., an investment firm. Before that, from 1997 to 2008, Mr. Soenen served in roles of increasing responsibility at FTD Group, Inc., a provider of floral and specialty gift products, including as President, Chief Executive Officer and Chairman from 2004 to 2008. Mr. Soenen also currently serves on the boards of directors of several privately-held companies. Mr. Soenen holds a B.A. in Economics from Kalamazoo College. We believe that Mr. Soenen is qualified to serve as a member of our board of directors based on his broad leadership, operational and transactional experience.

J. Martin Willhite

Mr. Willhite has served as a member of our board of directors since February 2019. Since June 2017, Mr. Willhite has served as Vice Chairman at Tulco, LLC, an investment firm. Before that, from October 2011 to June 2017, Mr. Willhite served as General Counsel at Legendary Entertainment, a film and television production company, where he also served as Chief Operating Officer from April 2013 to June 2017. Before that, Mr. Willhite was a Partner at Munger, Tolles & Olson, LLP, a law firm. Mr. Willhite holds a B.A. in Philosophy from Brigham Young University and a J.D. from Loyola Law School. We believe that Mr. Willhite is qualified to serve as a member of our board of directors based on his broad leadership, operational, legal and transactional experience.

Information about our Executive Officers

The following table presents information concerning our executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	40	Director, Co-Founder and Co-Chief Executive Officer
Catherine Spear	38	Director, Co-Founder and Co-Chief Executive Officer
Daniella Turenshine	32	Chief Financial Officer

The following are brief biographies describing the backgrounds of our executive officers.

The biography for each of Ms. Hasson and Ms. Spear appears above in the section titled “Information about our Directors.”

Daniella Turenshine

Ms. Turenshine has served as our Chief Financial Officer since December 2021, and before that as Senior Vice President of Finance and Strategy from November 2018 to December 2021. From July 2017 to November 2018, Ms. Turenshine served as Vice-President of Garnett Station Partners, an investment firm, where she helped to build out Fridababy, a consumer products company. Before that, from July 2013 to June 2015, Ms. Turenshine worked at Avista Capital Partners, a private equity firm, where she focused on transactions in the consumer, healthcare and media sectors. From July 2011 to June 2013, she served as an Analyst at Credit Suisse. Ms. Turenshine holds an M.B.A. from Harvard Business School and an A.B. with High Honors in Finance and Economics from Princeton University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics (the “Code of Business Conduct and Ethics”) that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is posted on the Investor Relations section of our website at ir.wearfigs.com under “Governance Documents” under the section entitled “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as NYSE’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

The remaining information required by this item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2021)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)			15,362,581(2)
Restricted Stock Units	3,668,169(3)	_	_
Options to Purchase Class A Common Stock	37,871,680(4)	$5.24(5)	_
Equity compensation plans not approved by security holders	_	_	_
Total	41,539,849	$5.24	15,362,581

(1) Consists of the Amended 2016 Equity Incentive Plan (the “2016 Plan”), 2021 Equity Incentive Award Plan (the “2021 Plan”), and 2021 Employee Stock Purchase Plan (the “ESPP”).

(2) The number of shares authorized under our 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) a number of Shares (as defined in the 2021 Plan) such that the aggregate number of Shares available for grant under the 2021 Plan immediately following such increase shall equal 5% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding on the final day of the immediately preceding calendar year, and (B) such lesser number of Shares as determined by our board of directors. The number of shares authorized under our ESPP will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Class A Common Stock and Class B Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of Shares (as defined in the ESPP) as determined by our board of directors.

(3) Consists of 2,705,216 and 962,953 shares of Class A Common Stock subject to outstanding restricted stock units under the 2016 Plan and 2021 Plan, respectively. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan, though existing awards remain outstanding.

(4) Consists of 35,144,968 and 2,726,712 outstanding options to purchase Class A Common Stock under the 2016 Plan and 2021 Plan, respectively. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan, though existing awards remain outstanding.

(5) As of December 31, 2021, the weighted-average exercise price of outstanding options was $5.24.

The remaining information required by this item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements

Our financial statements are listed in the “Index to Financial Statements” under Part II, Item 8, of this Annual Report on Form 10-K.

2.
Financial Statement Schedules

All financial statement schedules have been omitted because they are not required or are not applicable, not material or because the required information is shown in our financial statements or the notes thereto.

3.
Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	8-K	001-40448	3.1	6/2/2021
3.2	Amended and Restated Bylaws of FIGS, Inc.	8-K	001-40448	3.2	6/2/2021
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
4.3	Description of the Registrant's Securities					*
10.1	Credit Agreement dated September 7, 2021 between the Company and Bank of America, N.A.	8-K	001-40448	10.1	9/10/2021
10.2	Form of Indemnification Agreement between FIGS, Inc. and its directors and officers.	S-1	333-255797	10.1	5/5/2021
10.3#	2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.5	5/20/2021
10.4#	Form of Stock Option Grant Notice and Agreement under 2021 Equity Incentive Plan.	S-1/A	333-255797	10.6	5/20/2021
10.5#	Form of Restricted Stock Unit Grant Notice and Agreement under 2021 Equity Incentive Plan.	S-1/A	333-255797	10.7	5/20/2021
10.6#	2021 Employee Stock Purchase Plan.	S-1/A	333-255797	10.8	5/20/2021
10.7#	Amended and Restated Employment Agreement by and between FIGS, Inc. and Heather Hasson.	S-1/A	333-255797	10.11	5/20/2021
10.8#	Amended and Restated Employment Agreement by and between FIGS, Inc. and Catherine Spear.	S-1/A	333-255797	10.12	5/20/2021
10.9#	Employment Offer Letter by and between FIGS, Inc. and Jeffrey D. Lawrence.	S-1	333-255797	10.13	5/5/2021
10.10#	Transition Agreement, by and between FIGS, Inc. and Jeffrey D. Lawrence.					*
10.11#	Non-Employee Director Compensation Program.	S-1/A	333-255797	10.14	5/20/2021
10.12#	Voting Agreement by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC and certain related entities.	S-1/A	333-255797	10.17	5/20/2021
10.13#	Form of Exchange Agreement by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC and certain related entities.	S-1/A	333-255797	10.18	5/20/2021
10.14#	Form of Equity Award Exchange Right Agreement between FIGS, Inc. and each of Heather Hasson and Catherine Spear.	S-1/A	333-255797	10.19	5/20/2021
10.15#	Employment Agreement by and between FIGS, Inc. and Daniella Turenshine.					*
10.16#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Heather Hasson, dated February 22, 2018.	S-1/A	333-255797	10.15	5/20/2021
10.17#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Catherine Spear, dated February 22, 2018.	S-1/A	333-255797	10.16	5/20/2021
10.18	Office Lease by and between FIGS, Inc. and 2834 Colorado Avenue, LLC, dated November 26, 2018.	S-1	333-255797	10.10	5/5/2021
10.19#	FIGS, Inc. Amended 2016 Equity Incentive Plan.	S-8	333-256585	99.1	5/28/2021
10.20#	Form of Stock Option Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.3	5/5/2021
10.21#	Form of Founders Restricted Stock Unit Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.4	5/5/2021
21.1	List of Subsidiaries of FIGS, Inc.					*
23.1	Consent of Ernst & Young, LLP.					*
24.1	Power of Attorney (included on signature page).					*
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
99.1	Supplemental Information					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIGS, INC.

Date: March 10, 2022	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Co-Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Heather Hasson and Catherine Spear, and each of them singly (with full power to each of them to act alone), his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and in their name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heather Hasson	Co-Chief Executive Officer and Director	March 10, 2022
Heather Hasson	(Co-Principal Executive Officer)

/s/ Catherine Spear	Co-Chief Executive Officer and Director	March 10, 2022
Catherine Spear	(Co-Principal Executive Officer)

/s/ Daniella Turenshine	Chief Financial Officer	March 10, 2022
Daniella Turenshine	(Principal Financial and Accounting Officer)

/s/ Sheila Antrum	Director	March 10, 2022
Sheila Antrum

/s/ Michael Soenen	Director	March 10, 2022
Michael Soenen

/s/ J. Martin Willhite	Director	March 10, 2022
J. Martin Willhite