Form 10-Q
period 2022-03-31
FIGS, Inc.
filed 2022-05-12
CIK 1846576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, there were 158,569,730 shares of the registrant’s Class A common stock, par value $0.0001, outstanding and 6,196,339 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include without limitation statements regarding our future results of operations and financial position, industry and business trends, the impact of the COVID-19 pandemic, our use of ocean and air freight, our product and color launch calendar, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

•
The dual-class structure of our common stock and voting agreement among our co-founders and co-Chief Executive Officers, Tulco, LLC and Thomas Tull and certain related persons and trusts have the effect of concentrating control with our co-founders and co-Chief Executive Officers, and Thomas Tull.

•
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIGS, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$189,401	$195,374
Restricted cash	—	2,056
Accounts receivable	2,910	2,441
Inventory, net	102,765	86,068
Prepaid expenses and other current assets	11,257	7,400
Total current assets	306,333	293,339
Non-current assets
Property and equipment, net	7,719	7,613
Operating lease right-of-use assets	17,248	—
Deferred tax assets	10,645	10,239
Other assets	745	560
Total non-current assets	36,357	18,412
Total assets	$342,690	$311,751
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,010	$14,604
Operating lease liabilities	2,806	—
Accrued expenses	24,200	24,677
Accrued compensation and benefits	4,093	6,464
Sales tax payable	4,335	3,728
Gift card liability	5,275	5,590
Deferred revenue	605	596
Returns reserve	2,528	2,761
Income tax payable	325	3,973
Total current liabilities	61,177	62,393
Non-current liabilities
Operating lease liabilities, non-current	17,969	—
Deferred rent and lease incentive	—	3,542
Other non-current liabilities	243	243
Total liabilities	79,389	66,178
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 158,530,688 and 152,098,257 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	15	15
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 6,196,339 and 12,158,187 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	236,455	227,626
Retained earnings	26,830	17,931
Total stockholders’ equity	263,301	245,573
Total liabilities and stockholders’ equity	$342,690	$311,751

The accompanying notes are an integral part of these unaudited financial statements

FIGS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net revenues	$110,100	$87,079
Cost of goods sold	31,670	24,719
Gross profit	78,430	62,360
Operating expenses
Selling	22,058	17,114
Marketing	15,408	10,840
General and administrative	27,219	18,346
Total operating expenses	64,685	46,300
Net income from operations	13,745	16,060
Other income (loss), net
Interest income (expense)	9	(36)
Other expense	(1)	(2)
Total other income (loss), net	8	(38)
Net income before provision for income taxes	13,753	16,022
Provision for income taxes	4,854	4,582
Net income and comprehensive income	$8,899	$11,440
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.05	$0.07
Diluted earnings per share	$0.05	$0.07
Weighted-average shares outstanding—basic	164,406,142	154,501,660
Weighted-average shares outstanding—diluted	193,379,275	168,012,364

The accompanying notes are an integral part of these unaudited financial statements.

FIGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Equity
December 31, 2020	154,444,851	$15	—	$—	—	$—	$70,175	$27,487	$97,677
Stock-based compensation	—	—	—	—	—	—	5,015	—	5,015
Stock option exercises	204,309	—	—	—	—	—	123	—	123
Net income	—	—	—	—	—	—	—	11,440	11,440
March 31, 2021	154,649,160	$15	—	$—	—	$—	$75,313	$38,927	$114,255

	Common Stock		Class A Common Stock		Class B Common Stock		Additional		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Equity
December 31, 2021	—	$—	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	381,973	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(338,152)	—	338,152	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	6,300,000	—	(6,300,000)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,477	—	8,477
Stock option exercises	—	—	88,610	—	—	—	352	—	352
Net income	—	—	—	—	—	—	—	8,899	8,899
March 31, 2022	—	$—	158,530,688	$15	6,196,339	$1	$236,455	$26,830	$263,301

The accompanying notes are an integral part of these unaudited financial statements.

FIGS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$8,899	$11,440
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	375	318
Deferred income taxes	(406)	453
Non-cash operating lease cost	374	—
Stock-based compensation	8,477	5,015
Changes in operating assets and liabilities:
Accounts receivable	(469)	2,231
Inventory	(16,697)	(15,435)
Prepaid expenses and other current assets	(3,857)	2,902
Other assets	(185)	(1,785)
Accounts payable	2,372	4,249
Accrued expenses	(560)	8,054
Deferred revenue	9	(1,503)
Accrued compensation and benefits	(2,371)	(2,128)
Returns reserve	(233)	296
Sales tax payable	607	935
Income tax payable	(3,648)	1,235
Gift card liability	(315)	(142)
Deferred rent and lease incentive	—	(26)
Operating lease liabilities	(389)	—
Net cash (used in) provided by operating activities	(8,017)	16,109
Cash flows from investing activities:
Purchases of property and equipment	(364)	(528)
Net cash used in investing activities	(364)	(528)
Cash flows from financing activities:
Proceeds from stock option exercises	352	123
Net cash provided by financing activities	352	123
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,029)	15,704
Cash, cash equivalents, and restricted cash, beginning of period	197,430	58,133
Cash, cash equivalents, and restricted cash, end of period	$189,401	$73,837
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$149	$73
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,796

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

In response to public health directives and orders, and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work from home policies for certain employees. The COVID-19 pandemic has also negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays, and has impacted the Company’s manufacturing supply chain, distribution, logistics and other services. The COVID-19 pandemic may continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for the Company's suppliers, vendors or other parties with whom it does business to meet their contractual obligations, any of which could negatively impact the Company's business and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The Company’s fiscal year ends on December 31. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim financial statements and footnotes. Certain reclassifications have been made to prior-year amounts to conform to the current period presentation. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022.

In the opinion of management, the unaudited financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Stock Split

On May 19, 2021, the Company effected a nine-for-one forward stock split of its issued and outstanding common stock, stock options and restricted stock units. Accordingly, all share and per share information has been retroactively adjusted to reflect the stock split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates include, but are not limited to, the valuation of the net realizable value of inventory, reserves for sales returns, allowances for doubtful accounts, stock-based compensation, contingent sales tax liability, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the accompanying balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$189,401	$195,374
Restricted cash	—	2,056
Total cash, cash equivalents, and restricted cash	$189,401	$197,430

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

The Company’s allowance to write down inventory to the lower of cost or net realizable value was $0.3 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Revenue is recognized in an amount that reflects the consideration expected to be received in exchange for products. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

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

The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the balance sheets was $2.5 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively.

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

The following table presents the disaggregation of the Company’s net revenues for the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three months ended March 31,
	2022	2021
By geography:
United States	$101,418	$81,607
Rest of the world	8,682	5,472
	$110,100	$87,079
By product:
Scrubwear	$90,467	$76,215
Non-Scrubwear/Lifestyle	19,633	10,864
	$110,100	$87,079

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016- 02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2022, the Company adopted ASU 2016-02 using the optional transition method provided by ASU 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification and the short-term lease practical expedient. In addition, the Company elected the lease and non-lease components practical expedient, which allowed it to calculate the present value of fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $12.9 million and $16.5 million, respectively, on the Company’s balance sheet as of January 1, 2022. The standard did not have a material impact to the Company’s statements of operations and comprehensive income or cash flows. Refer to Note 9 for the Company’s expanded disclosures on leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021. The Company adopted ASU 2016-13 on January 1, 2022 and noted no material effect to its financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company adopted ASU 2019-12 on January 1, 2022 and noted no material effect to its financial statements and related disclosures.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

As of March 31, 2022, and December 31, 2021, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of
	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141,125	$—	$—	$141,125
	$141,125	$—	$—	$141,125

	Fair Value Measurement as of
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141,104	$—	$—	$141,104
	$141,104	$—	$—	$141,104

There were no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Inventory deposits	$1,287	$798
Prepaid expenses	9,093	5,440
Other	877	1,162
	$11,257	$7,400

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$860	$855
Office equipment	838	809
Machinery and equipment	1,348	1,348
Computer equipment	1,061	953
Software and website design	3,195	2,997
Leasehold improvements	3,083	3,083
Capital projects in progress	570	431
Total property and equipment	10,955	10,476
Less: accumulated depreciation and amortization	(3,236)	(2,863)
Property and equipment, net	$7,719	$7,613

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2022 and 2021, was $0.4 million and $0.3 million, respectively.

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued inventory	$12,048	$16,243
Accrued shipping	972	1,077
Accrued selling expenses	5,028	4,832
Accrued legal expenses	965	588
Accrued marketing expenses	3,396	923
Other accrued expenses	1,791	1,014
	$24,200	$24,677

7. FINANCING ARRANGEMENTS

On December 2, 2020, the Company, as borrower, entered into a credit agreement with JPMorgan Chase Bank, N.A. for an initial $50.0 million revolving credit facility, including capacity to issue letters of credit (the “2020 Facility”). The 2020 Facility had a maturity date of December 2, 2025 (“2020 Facility Maturity Date”). Subject to certain conditions, the 2020 Facility also provided for an additional $25.0 million of capacity. Borrowings under the 2020 Facility were payable on the 2020 Facility Maturity Date and bore interest at LIBOR (with a 0.5% floor) plus 1.75%. The interest rate for undrawn amounts was 0.25%. On September 7, 2021, the Company terminated the 2020 Facility. Upon the termination of the 2020 Facility letters of credit with an aggregate face amount of approximately $3.2 million were outstanding but the reimbursement obligations of the Company were secured by cash collateral pledged by the Company to JPMorgan Chase Bank, N.A. in the amount of approximately $3.3 million or 105% of the amounts outstanding. On October 28, 2021, the Company cancelled letters of credit with an aggregate face amount of $1.3 million. As of December 31, 2021, letters of credit with an aggregate face amount of $1.9 million remained outstanding. As of December 31, 2021, the reimbursement obligations of the Company were secured by cash collateral pledged by the Company to JPMorgan Chase Bank, N.A. in the amount of approximately $2.1 million or 105% of the amounts outstanding. On March 10, 2022, the Company cancelled all outstanding letters of credit under the 2020 Facility.

On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of March 31, 2022, the Company had letters of credit aggregating to $4.4 million outstanding under the 2021 Facility and available borrowings of $95.6 million. As of March 31, 2022, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.

8. COMMITMENTS AND CONTINGENCIES

Taxes on Remote Sellers

The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million within sales tax payable on the Company’s balance sheets as of both March 31, 2022, and December 31, 2021, as an estimate of contingent sales tax payable.

Inventory Purchase Obligations

Inventory purchase obligations as of March 31, 2022 were $35.8 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.

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

9. LEASES

The Company leases office space under operating leases for its corporate headquarters. The Company determines whether an arrangement is a lease at inception of the agreement and reassesses that conclusion if the agreement is modified. Right-of-use assets and lease liabilities are established on the balance sheets for leases with an expected term greater than one year. Leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company does not allocate consideration between lease and non-lease components.

The Company has an operating lease agreement for office space with an initial term expiring in 2030 (the “Lease”). The Lease terms provide for an option to extend or terminate the Lease, with extension terms that extend the lease term by five years. The Lease includes escalating rent payment provisions.

On March 17, 2022, the Company entered into a sublease agreement (“the Sublease”) for additional office space with an initial term expiring in 2026. The Sublease includes an option to extend the agreement, at the Company’s discretion, if the Sublandlord declines to terminate its master lease. The Sublease includes a rent abatement period of three months and escalating rent payment provisions.

The operating lease agreements included in the measurement of lease liabilities do not reflect options to extend or terminate, as the Company does not consider the exercise of these options to be reasonably certain. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recognizes operating lease cost on a straight-line basis over the lease term. Operating lease cost for the three months ended March 31, 2022 was $0.5 million.

As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at March 31, 2022 were as follows:

Weighted-average remaining lease term	6.9 years
Weighted-average discount rate	2.3%

Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at March 31, 2022, were as follows (in thousands):

Remainder of 2022	$2,000
2023	3,458
2024	3,578
2025	3,703
2026	2,346
Thereafter	7,418
Total lease payments	$22,503
Less: Imputed interest	1,728
Total lease liabilities	$20,775

Other Information

Cash payments included in the measurement of the operating lease liabilities were $0.5 million for the three months ended March 31, 2022. Right of use assets obtained in exchange for operating lease liabilities were $4.7 million for the three months ended March 31, 2022.

10. INCOME TAXES

The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.

For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate was 35.3% and 28.6%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and officer excess compensation limitation.

For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $4.9 million and $4.6 million, respectively.

11. EARNINGS PER SHARE

Basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”) attributable to common stockholders is calculated in conformity with the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to twenty votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.

Basic EPS attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. For the calculation of diluted EPS, net income attributable to common stockholders for basic EPS is adjusted by the effect of dilutive securities. Diluted EPS attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.

As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2022	2021
Numerator:
Net income	$8,899	$11,440
Denominator:
Weighted-average shares—basic	164,406,142	154,501,660
Effect of dilutive stock options	26,559,931	13,510,704
Effect of dilutive restricted stock	2,413,202	—
Weighted-average shares—diluted	193,379,275	168,012,364

Earnings per share:
Basic earnings per share	$0.05	$0.07
Effect of dilutive stock options and restricted stock	—	—
Diluted earnings per share	$0.05	$0.07

The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings per share for the three months ended March 31, 2022 and the three months ended March 31, 2021 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2022	2021
Stock options to purchase common stock	3,161,837	27,208,611
Restricted stock units	1,021,834	5,410,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (the “2021 Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

We generate revenue by selling technically advanced apparel for the modern healthcare professional. Our offerings include scrubwear, as well as lifestyle apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, loungewear, compression socks, footwear and masks. We design all of our products in-house, leverage third-party suppliers and manufacturers to produce our raw materials and finished products, and utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively manage every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a highly efficient merchandising model—due to the largely non-discretionary, replenishment nature of healthcare apparel, we maintain low inventory risk driven by a high volume of repeat purchases and a focus on our core scrubs offerings. We primarily market and sell our products through our digital platform, consisting of our website and mobile app, to a rapidly growing community of loyal customers.

At March 31, 2022, we had approximately 2.0 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.

In the three months ended March 31, 2022, we had the following results compared to the same period in 2021:

•
Expanded our community of active customers by 31.1% from approximately 1.5 million at March 31, 2021 to approximately 2.0 million at March 31, 2022;

•
Net revenues increased from $87.1 million to $110.1 million for the three months ended March 31, 2022, representing 26.4% year-over-year growth;
•
Gross margin decreased 0.4 percentage points from 71.6% to 71.2% for the three months ended March 31, 2022;
•
Net operating income decreased from $16.1 million to $13.7 million for the three months ended March 31, 2022;
•
Adjusted EBITDA increased from $24.3 million to $25.0 million for the three months ended March 31, 2022, representing an Adjusted EBITDA Margin of 22.7%;
•
Cash flows from operations decreased from $16.1 million to $(8.0) million for the three months ended March 31, 2022; and
•
Free cash flow decreased from $15.6 million to $(8.4) million for the three months ended March 31, 2022.

See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

COVID-19 Update

The ongoing COVID-19 pandemic has continued to negatively impact global supply chains and cause challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. Certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic.

As we seek to timely and cost effectively fulfill orders and ship products to our customers, we have taken measures to mitigate these macroeconomic challenges to which we are not immune. For example, to meet our customers’ expectations, we have from time to time shipped goods earlier when possible and adjusted shipments to alternate origin and destination ports to mitigate delays. We have also from time to time used faster but more expensive air freight in the quarter ended March 31, 2022, which increased our cost of goods sold.

Our replenishment-driven model has also been a key part of our ability to navigate these challenges. Nearly 85% of our production utilizes our main scrubwear fabric technology FIONx and almost half of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round. As a result, we are able to produce our raw materials and finished products farther in advance and hold greater inventory without significant risk of obsolescence or exposure to seasonality.

While we believe we have generally managed effectively through COVID-19 supply chain challenges and will continue to take measures to mitigate these challenges, in the quarter ended March 31, 2022 we contended directly with heightened supply chain-related delays, including increased volatility in ocean freight transit times and COVID-19 related shutdowns in China, which have resulted in delays receiving finished product from our manufacturers, impacted our ability to bring product enhancements to market quickly and keep certain products in stock, and interrupted product and color launch schedules. We expect we will continue to contend with unpredictable ocean transit times, elevated ocean and air freight rates and other COVID-19 related supply chain challenges at least through the end of 2022. To further mitigate these challenges going forward, we have adjusted our product and color launch calendar and expect to significantly increase our use of air freight at least through the end of 2022 and until ocean freight transit times become more predictable.

The COVID-19 pandemic may also continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn and a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, any of which could negatively impact our business and results of operations. In the quarter ended March 31, 2022, we began to see trends soften due to macroeconomic factors such as high inflation and shifts in consumer spending patterns. While we believe our largely non-discretionary, replenishment-driven business model is particularly resilient even in the current environment, we are not completely immune to these factors, and the impact they may have on our net revenues, in the near term.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in our 2021 Annual Report on Form 10-K under the heading “Key Factors Affecting Our Performance.” Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Components of our Results of Operations

Net Revenues

Net revenues consist of sales of healthcare apparel, footwear and other products primarily through our digital platform. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped to the customer. Net revenues represent the sale of these items and shipping revenue, net of estimated returns and discounts. Net revenues are primarily driven by the growth in the number of active customers, the frequency with which customers purchase and the average order value (“AOV”).

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

Other Income (Loss), Net

Other income (loss), net consists of interest income or expense associated with debt financing arrangements, amortization of debt issuance costs and interest income earned on investments, as well as gain or loss on foreign currency, primarily driven by payment to vendors for amounts not denominated in U.S. dollars.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.

Seasonality

Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, we historically have generated a greater proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, in part due to our decision to conduct select promotions during the holiday season, and we expect these trends to continue.

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
	(in thousands)		(as a percentage of net revenues)
Net revenues	$110,100	$87,079	100.0%	100.0%
Cost of goods sold	31,670	24,719	28.8	28.4
Gross profit	78,430	62,360	71.2	71.6
Operating expenses
Selling	22,058	17,114	20.0	19.7
Marketing	15,408	10,840	14.0	12.4
General and administrative(1)	27,219	18,346	24.7	21.1
Total operating expenses	64,685	46,300	58.7	53.2
Net income from operations	13,745	16,060	12.5	18.4
Other income (loss), net	8	(38)	0.0	0.0
Net income before provision for income taxes	13,753	16,022	12.5	18.4
Provision for income taxes	4,854	4,582	4.4	5.3
Net income and comprehensive income	$8,899	$11,440	8.1%	13.1%

(1) Includes stock-based compensation expense of $8.5 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively.

Net Revenues

	Three months ended March 31,		Change
	2022	2021	%
	(in thousands)
Net revenues	$110,100	$87,079	26.4%

Net revenues increased by $23.0 million, or 26.4%, for the three months ended March 31, 2022, compared to the same period last year. The increase in net revenues was driven primarily by strong AOV growth and to a lesser extent, an increase in orders as a result of new customer acquisition and strong retention of existing customers.

Cost of Goods Sold

	Three months ended March 31,		Change
	2022	2021	%
	(in thousands)
Cost of goods sold	$31,670	$24,719	28.1%
Gross profit	78,430	62,360	25.8%
Gross margin	71.2%	71.6%	(0.4)%

Cost of goods sold increased by $7.0 million, or 28.1%, for the three months ended March 31, 2022, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the first quarter of 2022 as compared to the same period in 2021.

Gross profit increased by $16.1 million, or 25.8%, for the three months ended March 31, 2022, compared to the same period last year, primarily due to the increase in the total number of orders.

Gross margin decreased 0.4 percentage points for the three months ended March 31, 2022, compared to the same period last year. The decrease in gross margin was primarily related to an increase in freight-in driven by higher utilization of more expensive air freight and increased ocean and air freight rates, partially offset by improvements in product costing.

Operating Expenses

	Three months ended March 31,		Change
	2022	2021	%
	(in thousands)
Operating expenses:
Selling	$22,058	$17,114	28.9%
Marketing	15,408	10,840	42.1%
General and administrative	27,219	18,346	48.4%
Total operating expenses	64,685	46,300	39.7%

Operating expenses increased by $18.4 million, or 39.7%, for the three months ended March 31, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 5.6 percentage points, primarily driven by increases in general and administrative expenses as described below.

Selling expense increased by $4.9 million, or 28.9%, for the three months ended March 31, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 0.3 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher shipping expense as a result of rate increases. This was partially offset by leverage in shipping as a result of an increase in AOV.

Marketing expense increased by $4.6 million, or 42.1%, for the three months ended March 31, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 1.6 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in brand marketing, including increased investments in creative, offline marketing and our Ambassador Program.

General and administrative expense increased by $8.9 million, or 48.4%, for the three months ended March 31, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 3.6 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily due to an increase in stock-based compensation expense, higher investment in our workforce, and increased public company costs.

Other Income (Loss), Net

	Three months ended March 31,		Change
	2022	2021	%
	(in thousands)
Other income (loss), net	$8	$(38)	(121.1)%

Other income (loss), net increased for the three months ended March 31, 2022, compared to the same period last year, primarily related to a decrease in interest expense related to our revolving credit commitment fee as well as an increase in our interest earning cash balance.

Provision for Income Taxes

	Three months ended March 31,		Change
	2022	2021	%
	(in thousands)
Provision for income taxes	$4,854	$4,582	5.9%

Provision for income taxes increased by $0.3 million, or 5.9% for the three months ended March 31, 2022, compared to the same period last year, primarily due to an increase in nondeductible stock-compensation expense. Our effective tax rate was 35.3% for the quarter, up from the same period last year primarily due to higher nondeductible stock-compensation expense compared to the prior year.

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

	As of March 31,
	2022	2021
	(in thousands)
Active customers	1,962	1,497

We believe the growth in our net revenues per active customer demonstrates our increased value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers.

	Three months ended March 31,
	2022	2021
Net revenues per active customer	$226	$213

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

	Three months ended March 31,
	2022	2021
Average order value	$116	$100

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

The following table reflects a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended March 31,
	2022	2021
	(in thousands, except margin)
Net income	$8,899	$11,440
Add (deduct):
Other income (loss), net	(8)	38
Provision for income taxes	4,854	4,582
Depreciation and amortization expense(1)	375	313
Stock-based compensation and related expense(2)	8,447	5,015
Transaction costs	—	525
Expenses related to non-ordinary course disputes(3)	2,417	2,436
Adjusted EBITDA	$24,984	$24,349
Adjusted EBITDA Margin	22.7%	28.0%

(1) Excludes amortization of debt issuance costs included in “Other income (loss), net.”

(2) Includes stock-based compensation expense and payroll taxes related to equity award activity.

(3) Represents certain legal fees incurred in connection with the litigation claims described in the section titled “Legal Proceedings” appearing in this Quarterly Report on Form 10-Q.

Free Cash Flow

We calculate free cash flow as net cash provided by operating activities reduced by capital expenditures, including purchases of property and equipment and capitalized software development costs. We believe free cash flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of free cash flow as an analytical tool, including: other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure; and free cash flow does reflect our future contractual commitments and it does not represent the total residual cash flow for a given period.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP.

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(8,017)	$16,109
Less: capital expenditures	(364)	(528)
Free cash flow	$(8,381)	$15,581

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had $189.4 million and $195.4 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flow from operating activities, the sale of our capital stock and borrowings under credit facilities.

In December 2020, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A., providing for a revolving credit facility in an initial amount of up to $50.0 million (the “2020 Facility”). On September 7, 2021, we terminated the 2020 Facility.

In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (the “2021 Facility”). The 2021 Facility will mature in September 2026. As of March 31, 2022, we had no outstanding borrowings under the 2021 Facility and available borrowings of $95.6 million.

See Note 7 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.

Our cash requirements have primarily been for working capital and capital expenditures. We believe that existing cash and cash equivalents and positive cash flows from operations, and available borrowings under our 2021 Facility, if needed, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.

Historical Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(8,017)	$16,109
Net cash used in investing activities	(364)	(528)
Net cash provided by financing activities	352	123
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(8,029)	$15,704

Operating Activities

Cash (used in) provided by operating activities consists primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash (used in) provided by operating activities decreased by $24.1 million for the three months ended March 31, 2022, compared to the same period last year. The change in operating cash flows was primarily due to a net change in operating assets and liabilities of $24.6 million driven by lower accrued expense balances from the timing of accruals and higher prepaid expense balances as well as decreases in income tax payable balances from the timing of payments during the period.

Investing Activities

Cash used in investing activities relates to capital expenditures and other investing activities.

Cash used in investing activities of $0.4 million for the three months ended March 31, 2022 was materially consistent with cash used in investing activities for the same period last year.

Financing Activities

Cash provided by financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.

Cash provided by financing activities of $0.4 million for the three months ended March 31, 2022 was attributable to proceeds from stock option exercises.

Cash flows from financing activities for the three months ended March 31, 2021 were not material.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our 2021 Annual Report on Form 10-K.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report on Form 10-K, and in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and their impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2021 Annual Report on Form 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our co-principal executive officers and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2021, Miracle Ventures I, LP (“Miracle Ventures”), a former FIGS stockholder, filed a complaint against us and our co-founders and co-Chief Executive Officers in the U.S. District Court for the Southern District of New York, in which Miracle Ventures alleged causes of action for breach of fiduciary duty and fraud in connection with its decision to sell its shares of FIGS common stock to another FIGS stockholder in June 2017. A motion to dismiss the amended complaint is currently pending.

We believe the claims asserted in the forgoing cases are without basis or merit, and we intend to continue to vigorously defend against such claims; however, we cannot be certain of the outcome of these proceedings and, if determined adversely to us, our business and financial condition may be adversely affected.

In addition to the matters described above, from time to time we have been and may become subject to arbitration, litigation or claims arising in the ordinary course of business. The results of any current or future claims or proceedings cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and litigation costs, diversion of management resources, reputational harm and other factors.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2021 Annual Report on Form 10-K and in our other filings with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time.

We have experienced significant and rapid growth. Net revenues increased from $263.1 million in 2020 to $419.6 million in 2021. For the three months ended March 31, 2022 and 2021, we had net revenues of $110.1 million and $87.1 million, respectively. Our historical rate of growth may not be sustainable or indicative of our future rate of growth, and in future periods, our net revenues could grow more slowly than we expect or decline. We believe that continued growth in net revenues, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net revenue growth to slow or decline and may adversely affect our margins and profitability. Even if our net revenues continue to increase, we expect that our growth rate may slow for a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. Failure to continue to grow our net revenues or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.

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

Our future growth depends in part on our expansion efforts outside of the United States. Our current operations and customer base are based largely in the United States, with shipping capabilities to Australia, Belgium, Canada, France, Germany, Ireland, Italy, Spain, the Netherlands and the United Kingdom. Therefore, we have a limited number of customers and experience operating outside of the United States. We also have limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we may encounter obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.

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

We currently rely on third-party global providers to deliver the products we offer on our website and mobile app. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing may adversely impact our margins and profitability. For example, the current volatility in the global oil markets, including as a result of the ongoing conflict between Russia and Ukraine, has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have recently experienced increased shipping costs as a result, and these costs may continue to increase in the future. We may not be able to pass such increases on to our customers.

In addition, the operations of the third-party providers on which we rely from time to time have been, and may in the future be, disrupted by the ongoing COVID-19 pandemic. For example, strained parcel carrier networks have resulted in extended outbound shipping times generally and additional shipping costs. The COVID-19 pandemic may continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business and results of operations.

Our ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by other factors beyond our and/or these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war, or terrorism or other events specifically impacting other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.

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

Consumer confidence, shopping behavior and spending has been and may continue to be negatively impacted by factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation and the ongoing conflict between Russian and Ukraine, which may adversely affect our business, financial condition and results of operations.

While we believe our business is resistant to recessionary pressures due to the largely non-discretionary nature of healthcare apparel, macro consumer spending habits are affected by many factors beyond our control. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty. There is significant uncertainty over potential changes in consumer behavior and spending patterns as the COVID-19 pandemic continues.

The rapidly developing conflict between Russia and Ukraine has resulted in the imposition of potentially prolonged, economic sanctions on Russia and other responses from the United States and other countries. This has also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets.

Other factors affecting consumers’ disposable income and confidence in future economic conditions include the size and timing of federal stimulus programs, wages, prevailing economic conditions, inflation, interest rates, recession and fears of recession, housing costs, energy costs, income tax rates, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.

Consumer spending behavior, macroeconomic pressures, the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and other potential, adverse developments in any of these areas, could negatively impact the demand for our products, increase our cost of goods, freight cost and payroll costs, decrease our inventory turnover and otherwise adversely affect our business, financial condition and results of operations.

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

The ongoing COVID-19 pandemic has continued to negatively impact global supply chains and cause challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic. As a result of these supply chain challenges, we have from time to time contended, and may continue to contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.

In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time to ship, goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time continue to use more expensive air freight in the future.

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

Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict, such as the ongoing conflict in Ukraine, as well as health pandemics, including the ongoing COVID-19 pandemic, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. The ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. In addition, ocean freight capacity issues continue to persist worldwide due to the COVID-19 pandemic as there is much greater demand for shipping and reduced capacity. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future. In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time, and may continue from time to time, to ship goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time need to continue to use more expensive air freight in the future. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower income from operations, both in the short and long term.

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

Our ability to operate in China may also be adversely affected by the COVID-19 pandemic. For example, China from time to time has, and in the future may again, enforce broad lockdowns in response to the COVID-19 pandemic, which has affected, and may in the future affect, our third-party suppliers’ and manufacturers’ ability to timely deliver raw materials and products to us.

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

We believe that due to the largely non-discretionary nature of healthcare apparel, our business is largely resistant to recessionary pressures. However, due to our limited operating history, we have not experienced a sustained recessionary period and can therefore not predict the effect on our sales and profitability of a downturn in the economy. It is possible that a downturn in the economy in markets in which we sell our products may harm our business, financial condition and results of operations.

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

Risks Related to Information Technology, Intellectual Property and Cybersecurity and Privacy

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

Like other eCommerce companies, we are vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware and extortion-based attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities and other real or perceived cyberattacks. Additionally, as a result of the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment, which has heightened the risk of these potential vulnerabilities. Furthermore, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports and other public disclosures required of public companies. We and our third-party vendors have from time to time been subject to cyber, phishing or social engineering attacks in the past, none of which individually or in the aggregate has led to costs or consequences which have materially impacted our business, and we and our third-party vendors may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

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

Certain requirements from our third-party technology and platform providers could also cause us to modify our offerings or strategy due to privacy concerns or negatively affect our financial performance. For example, Apple iOS 14.5 requires apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Additionally, Google has announced plans to adopt similar restrictions regarding tracking activity across Android devices. Changes like this could reduce the quality of the data and related metrics that may be collected or used by us and/or our partners. In addition, such changes could inhibit the effectiveness of our targeted advertising and related activities.

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

We have both obtained and have applications pending for design patents in the United States and have obtained or have applications pending for corresponding industrial design registrations in other countries on certain aspects of some of our product designs. In addition, our products are made using our proprietary blends of raw materials, fabrics and fabric treatments, which results in products unique to us; however, we do not own the intellectual property rights for the underlying fabric technology, fabrics treatments or fabrics. Our ability to obtain intellectual property protection for our products is therefore limited. As a result, our current and future competitors may attempt to imitate our products and fabrics and do so at lower prices. If our competitors are successful in doing so, our net revenues and profitability could suffer.

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

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. For example, we and our co-founders and co-Chief Executive Officers are currently defendants in two actions brought by Strategic Partners, Inc. (“SPI”). See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information on this and other legal proceedings. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these proceedings or any investigations or inquiries by governmental agencies related to these or any other matters, could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenues.

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
•
sales of large blocks of our Class A common stock, including sales by Tulco, LLC or its Permitted Transferees, as defined in our amended and restated certificate of incorporation, our co-founders and co-Chief Executive Officers or our other executive officers and directors;
•
lawsuits threatened or filed against us;
•
anticipated or actual changes in laws, regulations or government policies applicable to our business;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
short sales, hedging and other derivative transactions involving our capital stock;
•
general economic conditions in the United States;
•
other events or factors, including those resulting from war (including the ongoing conflict between Russia and Ukraine), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•
the other factors described in this “Risk Factors” section of our Quarterly Report on Form 10-Q.

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

As of March 31, 2022, we had stock options outstanding that, if fully exercised, would result in the issuance of 38,807,818 shares of Class A common stock including 30,915,451 shares that are exchangeable for an equal number of shares of Class B common stock by our co-founders and co-Chief Executive Officers, Mses. Hasson and Spear. All of the shares of common stock issuable upon the exercise of stock options, and the 15,549,288 shares of Class A common stock reserved for future issuance under our 2021 Equity Incentive Award Plan and 2021 Employee Stock Purchase Plan, will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to then existing lock-up or market standoff agreements and applicable vesting requirements, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144.

Further, based on shares outstanding as of March 31, 2022, holders of 6,225,954 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.

The dual-class structure of our common stock and voting agreement among us and our co-founders and co-Chief Executive Officers, Heather Hasson and Trina Spear, Tulco, LLC and Thomas Tull and certain related persons and trusts, have the effect of concentrating voting control with Ms. Hasson, Ms. Spear and Mr. Tull, who together hold the majority of the voting power of our outstanding capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders and co-Chief Executive Officers, Mses. Hasson and Spear. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of March 31, 2022.

These stockholders have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change of control transaction. In addition, we, Mses. Hasson and Spear, Tulco, LLC, Mr. Tull and certain related persons and trusts are party to a voting agreement with respect to the election of directors. This concentrated control limits or precludes our stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

In connection with our initial public offering, we, our co-founders and co-Chief Executive Officers, Mses. Hasson and Spear, and Tulco, LLC, and certain related persons and trusts entered into a voting agreement with respect to the election of directors. On March 21, 2022, in connection with a distribution by Tulco, LLC of all shares of the Company’s common stock then held by Tulco, LLC to its members on a pro rata basis, and as contemplated by the voting agreement, the existing parties to the voting agreement entered into an amendment and joinder with Thomas Tull, the founder, chairman and chief executive officer of Tulco, LLC and his family trust (the “Tull Parties”), under which the Tull Parties were acknowledged as permitted transferees under the voting agreement and joined as parties to the voting agreement, with the same rights and obligations as the other investor parties thereto.

As a result, Ms. Hasson, Ms. Spear and the Tull Parties together control a majority of the voting power of our outstanding common stock and we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We rely on certain of these exemptions and, as a result, do not have nominating and corporate governance and compensation committees consisting entirely of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, as well as information obtained from internal sources, market research, publicly available information and industry publications. We believe that these sources and estimates are reliable but have not independently verified them and cannot guarantee their accuracy or completeness. They may also not prove to be accurate, including as a result of any of the risks described in this Quarterly Report on Form 10-Q.

The variables that go into the calculation of our market opportunity are also subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of net revenues for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance and perceived value associated with our products and traditional medical apparel. Even if the markets in which we compete meet the size estimates and growth forecasted in this Quarterly Report on Form 10-Q, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

Our results of operations could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.

Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have experienced delays and shutdowns, and could experience delays and shutdowns again in the future.

In addition, these types of events could negatively impact customer spending in the impacted regions or globally. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.

We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.

From time to time, we may be involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance and other claims related to our business. For example, we and our co-founders and co-Chief Executive Officers are currently defendants in two actions brought by SPI. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about this and other legal proceedings. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these or any other proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net revenues and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

None.

Use of Proceeds

On June 1, 2021, we completed our initial public offering (“IPO”). All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-255797), as amended, (the “Registration Statement”) declared effective by the SEC on May 26, 2021.

The net proceeds from our IPO have been invested in investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	8-K	001-40448	3.1	6/2/2021
3.2	Amended and Restated Bylaws of FIGS, Inc.	8-K	001-40448	3.2	6/2/2021
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1#	Employment Agreement by and between FIGS, Inc. and Daniella Turenshine.	10-K	001-39549	10.15	3/10/2022
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: May 12, 2022	By:	/s/ Heather Hasson
	Name:	Heather Hasson
	Title:	Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Daniella Turenshine
	Name:	Daniella Turenshine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)