Form 10-Q
period 2022-06-30
FIGS, Inc.
filed 2022-08-04
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, there were 158,812,240 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 6,534,491 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential”, “strategy”, “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include without limitation statements regarding our future results of operations and financial position, industry, business, and macroeconomic trends, the impact of the COVID-19 pandemic, our use of ocean and air freight, our expectation that we will continue to contend with unpredictable ocean transit times and elevated ocean and air freight rates, our product and color launch calendar, equity compensation, business strategy, plans, market growth and our objectives for future operations.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
•Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time.
•If we fail to manage our growth effectively, our business, financial condition and results of operations may be adversely affected.
•We have not always been profitable and may not be profitable in the future.
•Our success depends on our ability to maintain the value and reputation of our brand.
•If we fail to attract new customers, retain existing customers, or fail to maintain or increase sales to those customers, our business, financial condition, results of operations and growth prospects will be harmed.
•If our marketing efforts are not successful, our business, financial condition and results of operations could be harmed.
•Our business depends on our ability to maintain a strong community of engaged customers and ambassadors, including through the use of social media. We may not be able to maintain and enhance our brand if we experience negative publicity related to our marketing efforts or use of social media, fail to maintain and grow our network of ambassadors or otherwise fail to meet our customers’ expectations.
•If we do not continue to successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our sales and profitability.
•The market for healthcare apparel is highly competitive.
•Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled team members.
•We plan to expand into additional international markets, which will expose us to new and significant risks.
•Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition and results of operations.
•If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
•Our business may be subject to uncertainty as a result of the COVID-19 pandemic.
•Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.
•The dual-class structure of our common stock and voting agreement among us and our co-founders, Heather Hasson and Trina Spear, Tulco, LLC and Thomas Tull and certain related persons and trusts have the effect of concentrating voting control with Ms. Hasson, Ms. Spear and Mr. Tull, who together hold the majority of the voting power of our outstanding capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
•We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$170,220	$195,374
Restricted cash	—	2,056
Accounts receivable	5,078	2,441
Due from related party	631	—
Inventory, net	127,646	86,068
Prepaid expenses and other current assets	12,329	7,400
Total current assets	315,904	293,339
Non-current assets
Property and equipment, net	8,809	7,613
Operating lease right-of-use assets	16,632	—
Deferred tax assets	10,554	10,239
Other assets	1,747	560
Total non-current assets	37,742	18,412
Total assets	$353,646	$311,751
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,608	$14,604
Operating lease liabilities	3,004	—
Accrued expenses	27,839	24,677
Accrued compensation and benefits	3,470	6,464
Sales tax payable	3,786	3,728
Gift card liability	5,909	5,590
Deferred revenue	1,044	596
Returns reserve	2,374	2,761
Income tax payable	—	3,973
Total current liabilities	58,034	62,393
Non-current liabilities
Operating lease liabilities, non-current	17,267	—
Deferred rent and lease incentive	—	3,542
Other non-current liabilities	215	243
Total liabilities	$75,516	66,178
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 158,728,167 and 152,098,257 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	15	15
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 6,534,491 and 12,158,187 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	246,432	227,626
Retained earnings	31,682	17,931
Total stockholders’ equity	278,130	245,573
Total liabilities and stockholders’ equity	$353,646	$311,751
The accompanying notes are an integral part of these unaudited condensed financial statements

FIGS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenues	$122,247	$101,117	$232,348	$188,196
Cost of goods sold	35,899	26,964	67,569	51,683
Gross profit	86,348	74,153	164,779	136,513
Operating expenses
Selling	26,803	19,222	48,861	36,337
Marketing	20,824	15,488	36,232	26,327
General and administrative	29,270	71,504	56,490	89,850
Total operating expenses	76,897	106,214	141,583	152,514
Net income (loss) from operations	9,451	(32,061)	23,196	(16,001)
Other income (loss), net
Interest income (expense)	70	(31)	79	(67)
Other expense	—	—	(1)	(2)
Total other income (loss), net	70	(31)	78	(69)
Net income (loss) before provision for income taxes	9,521	(32,092)	23,274	(16,070)
Provision for income taxes	4,669	8,454	9,523	13,036
Net income (loss) and comprehensive income (loss)	$4,852	$(40,546)	$13,751	$(29,106)
Earnings (loss) attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$0.03	$(0.26)	$0.08	$(0.19)
Diluted earnings (loss) per share	$0.03	$(0.26)	$0.07	$(0.19)
Weighted-average shares outstanding—basic	164,919,979	156,867,484	164,664,480	155,725,959
Weighted-average shares outstanding—diluted	188,903,553	156,867,484	191,142,834	155,725,959
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	154,444,851	$15	—	$—	—	$—	$70,175	$27,487	$97,677
Stock-based compensation	—	—	—	—	—	—	5,015	—	5,015
Stock option exercises	204,309	—	—	—	—	—	123	—	123
Net income	—	—	—	—	—	—	—	11,440	11,440
March 31, 2021	154,649,160	$15	—	$—	—	$—	$75,313	$38,927	$114,255
Issuance of Class A Common Stock upon exchange of Common Stock	(142,851,852)	(14)	142,851,852	14	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Common Stock	(12,148,029)	(1)	—	—	12,148,029	1	—	—	—
Issuance of Class A Common Stock upon initial public offering, net of offering costs and related tax impacts	—	—	4,636,364	1	—	—	95,100	—	95,101
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,166,538	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,116,030)	—	1,116,030	—	—	—	—
Restricted Stock surrendered for employees' tax liability	—	—	—	—	—	—	(21,556)	—	(21,556)
Stock-based compensation	—	—	—	—	—	—	56,012	—	56,012
Stock option exercises	350,721	—	94,810	—	—	—	449	—	449
Net loss	—	—	—	—	—	—	—	(40,546)	(40,546)
June 30, 2021	—	$—	147,633,534	$15	13,264,059	$1	$205,318	$(1,619)	$203,715

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2021	—	$—	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	381,973	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(338,152)	—	338,152	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	6,300,000	—	(6,300,000)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,477	—	8,477
Stock option exercises	—	—	88,610	—	—	—	352	—	352
Net income	—	—	—	—	—	—	—	8,899	8,899
March 31, 2022	—	$—	158,530,688	$15	6,196,339	$1	$236,455	$26,830	$263,301
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	432,901	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(338,152)	—	338,152	—	—	—	—
Capital contribution	—	—	—	—	—	—	479	—	479
Stock-based compensation	—	—	—	—	—	—	8,777	—	8,777
Stock option exercises and employee stock purchases	—	—	102,730	—	—	—	721	—	721
Net Income	—	—	—	—	—	—	—	4,852	4,852
June 30, 2022	—	$—	158,728,167	$15	6,534,491	$1	$246,432	$31,682	$278,130
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$13,751	$(29,106)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	808	666
Deferred income taxes	(315)	3,153
Non-cash operating lease cost	1,061	—
Stock-based compensation	17,254	61,027
Changes in operating assets and liabilities:
Accounts receivable	(2,637)	1,846
Due from related party	(631)	(4,875)
Inventory	(41,578)	(12,639)
Prepaid expenses and other current assets	(4,929)	(1,674)
Other assets	(687)	(6)
Accounts payable	(4,081)	4,575
Accrued expenses	2,970	8,553
Deferred revenue	448	(1,102)
Accrued compensation and benefits	(2,994)	(70)
Returns reserve	(387)	451
Sales tax payable	58	836
Income tax payable	(3,973)	805
Gift card liability	319	350
Deferred rent and lease incentive	—	(49)
Operating lease liabilities	(964)	—
Other non-current liabilities	(28)	—
Net cash (used in) provided by operating activities	(26,535)	32,741
Cash flows from investing activities:
Purchases of property and equipment	(1,727)	(1,023)
Purchases of held-to-maturity securities	(500)	—
Net cash used in investing activities	(2,227)	(1,023)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts	—	95,881
Payments of initial public offering issuance costs, net of reimbursements	—	(780)
Proceeds from stock option exercises and employee stock purchases	1,073	572
Tax payments related to net share settlements on restricted stock units	—	(21,556)
Capital contributions	479	—
Net cash provided by financing activities	1,552	74,117
Net (decrease) increase in cash, cash equivalents, and restricted cash	(27,210)	105,835
Cash, cash equivalents, and restricted cash, beginning of period	197,430	58,133
Cash, cash equivalents, and restricted cash, end of period	$170,220	$163,968
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$309	$247
Deferred offering costs included in accounts payable and accrued expenses	$—	$780

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS
FIGS, Inc. (the “Company”), a Delaware corporation, was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells scrubwear, and other non-scrub offerings, such as lab coats, underscrubs, outerwear, activewear, loungewear, compression socks and footwear. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.
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
In response to public health directives and orders, and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work from home policies for certain employees. The COVID-19 pandemic has also negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, and labor shortages, and has impacted the Company’s manufacturing supply chain, distribution, logistics and other services. The COVID-19 pandemic may continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn or recession and a reduction in consumer spending or an inability for the Company's suppliers, vendors or other parties with whom it does business to meet their contractual obligations, any of which could negatively impact the Company’s business and results of operations.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The Company’s fiscal year ends on December 31. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim condensed financial statements and footnotes. Certain reclassifications have been made to prior-year amounts to conform to the current period presentation. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022.
In the opinion of management, the unaudited condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported on the accompanying balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$170,220	$195,374
Restricted cash	—	2,056
Total cash, cash equivalents, and restricted cash	$170,220	$197,430
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was $0.3 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the balance sheets was $2.4 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively.
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
The following table presents the disaggregation of the Company’s net revenues for the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
By geography:
United States	$112,830	$93,121	$214,248	$174,728
Rest of the world	9,417	7,996	18,100	13,468
	$122,247	$101,117	$232,348	$188,196
By product:
Scrubwear	$103,887	$90,315	$194,354	$166,530
Non-Scrubwear/Lifestyle	18,360	10,802	37,994	21,666
	$122,247	$101,117	$232,348	$188,196
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2022, the Company adopted ASU 2016-02 using the optional transition method provided by ASU 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification and the short-term lease practical expedient. In addition, the Company elected the lease and non-lease components practical expedient, which allowed it to calculate the present value of fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $12.9 million and $16.5 million, respectively, on the Company’s balance sheet as of January 1, 2022. The standard did not have a material impact to the Company’s statements of operations and comprehensive income or cash flows. Refer to Note 10 for the Company’s expanded disclosures on leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These updates are effective for entities other than public business entities, including emerging growth companies that elected to defer compliance with new or revised financial accounting standards until a company that is not an issuer is required to comply with such standards, for annual reporting periods beginning after December 15, 2021. The Company adopted these updates on January 1, 2022 and noted no material effect to its financial statements and related disclosures.
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

3.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
As of June 30, 2022, and December 31, 2021, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141,356	$—	$—	$141,356
	$141,356	$—	$—	$141,356

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141,104	$—	$—	$141,104
	$141,104	$—	$—	$141,104
There were no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
The Company purchased securities classified as held-to-maturity during the second quarter of 2022. As of June 30, 2022, the carrying value and fair value of held-to-maturity investments was $0.5 million, which are included in “Other assets” on the unaudited condensed balance sheet. These securities are held in a privately held company and are recorded at fair value on a non-recurring basis. The estimation of fair value requires the use of significant unobservable inputs, and as a result, these assets are classified as Level 3 financial instruments within the fair value measurement framework.
4.    ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Trade	$4,299	$1,653
Other	779	788
	$5,078	$2,441
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Inventory deposits	$2,151	$798
Prepaid expenses	9,261	5,440
Other	917	1,162
	$12,329	$7,400

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Furniture and fixtures	$924	$855
Office equipment	899	809
Machinery and equipment	1,348	1,348
Computer equipment	1,253	953
Software and website design	3,303	2,997
Leasehold improvements	3,083	3,083
Capital projects in progress	1,670	431
Total property and equipment	12,480	10,476
Less: accumulated depreciation and amortization	(3,671)	(2,863)
Property and equipment, net	$8,809	$7,613
Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2022 was $0.4 million and $0.8 million, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2021 was $0.3 million and $0.7 million, respectively.
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued inventory	$14,573	$16,243
Accrued shipping	2,184	1,077
Accrued selling expenses	5,657	4,832
Accrued legal expenses	593	588
Accrued marketing expenses	1,934	923
Other accrued expenses	2,898	1,014
	$27,839	$24,677
8.    FINANCING ARRANGEMENTS
On December 2, 2020, the Company, as borrower, entered into a credit agreement with JPMorgan Chase Bank, N.A. for an initial $50.0 million revolving credit facility, including capacity to issue letters of credit (the “2020 Facility”). The 2020 Facility had a maturity date of December 2, 2025 (“2020 Facility Maturity Date”). Subject to certain conditions, the 2020 Facility also provided for an additional $25.0 million of capacity. Borrowings under the 2020 Facility were payable on the 2020 Facility Maturity Date and bore interest at LIBOR (with a 0.5% floor) plus 1.75%. The interest rate for undrawn amounts was 0.25%. On September 7, 2021, the Company terminated the 2020 Facility. Upon the termination of the 2020 Facility, letters of credit with an aggregate face amount of approximately $3.2 million were outstanding but the reimbursement obligations of the Company were secured by cash collateral pledged by the Company to JPMorgan Chase Bank, N.A. in the amount of approximately $3.3 million or 105% of the amounts outstanding. On October 28, 2021, the Company cancelled letters of credit with an aggregate face amount of $1.3 million. As of December 31, 2021, letters of credit with an aggregate face amount of $1.9 million remained outstanding. As of December 31, 2021, the reimbursement obligations of the Company were secured by cash collateral pledged by the Company to JPMorgan Chase Bank, N.A. in the amount of approximately $2.1 million or 105% of the amounts outstanding. On March 10, 2022, the Company cancelled all outstanding letters of credit under the 2020 Facility.
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of June 30, 2022, the Company had letters of credit aggregating to $4.4 million outstanding under the 2021 Facility and available borrowings of $95.6 million. As of June 30, 2022, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
9.    COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million within sales tax payable on the Company’s balance sheets as of both June 30, 2022, and December 31, 2021, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of June 30, 2022 were $67.4 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed financial statements.
The Company currently has legal actions against it with respect to its litigation with Strategic Partners, Inc. and Miracle Ventures I, LP. The Company believes the claims are without basis or merit, and intends to vigorously defend against such claims. Accordingly, an accrual for any potential liability has not been recorded.
10.    LEASES
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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the three and six months ended June 30, 2022 was $0.8 million and $1.3 million, respectively.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at June 30, 2022 were as follows:

Weighted-average remaining lease term	6.7 years
Weighted-average discount rate	2.3%
Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at June 30, 2022, were as follows (in thousands):

Remainder of 2022	$1,337
2023	3,458
2024	3,578
2025	3,703
2026	2,346
Thereafter	7,418
Total lease payments	$21,840
Less: Imputed interest	1,569
Total lease liabilities	$20,271
Other Information
Cash payments included in the measurement of the operating lease liabilities were $1.2 million for the six months ended June 30, 2022. Right of use assets obtained in exchange for operating lease liabilities were $4.7 million for the six months ended June 30, 2022.
11.    INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended June 30, 2022 and 2021, the Company’s effective tax rate was 49.0% and (26.3)%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and officer excess compensation limitations.
For the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $4.7 million and $8.5 million, respectively.
For the six months ended June 30, 2022 and 2021, the Company’s effective tax rate was 40.9% and (81.1)%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and officer excess compensation limitations.
For the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $9.5 million and $13.0 million, respectively.
12.    EARNINGS (LOSS) PER SHARE
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$4,852	$(40,546)	$13,751	$(29,106)
Denominator:
Weighted-average shares—basic	164,919,979	156,867,484	164,664,480	155,725,959
Effect of dilutive stock options	21,933,701	—	24,246,816	—
Effect of dilutive restricted stock	2,049,872	—	2,231,537	—
Weighted-average shares—diluted	188,903,553	156,867,484	191,142,834	155,725,959

Earnings (loss) per share:
Basic earnings (loss) per share	$0.03	$(0.26)	$0.08	$(0.19)
Effect of dilutive stock options and restricted stock	—	—	(0.01)	—
Diluted earnings (loss) per share	$0.03	$(0.26)	$0.07	$(0.19)
The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings per share for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options to purchase common stock	4,936,480	40,690,767	3,629,244	40,260,756
Restricted stock units	1,307,017	4,749,957	1,010,997	5,078,374
13.    RELATED PARTY TRANSACTIONS
During the second quarter of 2022, the Company’s Executive Chair and Chief Executive Officer (the “Founders”) paid the Company, at their election, an aggregate amount of $0.4 million for certain of the Company's professional fees in connection with the follow-on offering completed on September 20, 2021.
As of June 30, 2022, amounts in “Due from related party” include payroll tax withholding reimbursements due from one of the Company’s Founders. The Company received full payment of these amounts subsequent to June 30, 2022.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022 (the “2021 Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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
We generate revenue by selling technically advanced apparel for the modern healthcare professional. Our offerings include scrubwear, as well as lifestyle apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, loungewear, compression socks and footwear. We design all of our products in-house, leverage third-party suppliers and manufacturers to produce our raw materials and finished products, and utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively manage every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a highly efficient merchandising model—due to the largely non-discretionary, replenishment nature of healthcare apparel, we maintain low inventory risk driven by a high volume of repeat purchases and a focus on our core scrubs offerings. We primarily market and sell our products through our digital platform, consisting of our website and mobile app, to a rapidly growing community of loyal customers.
At June 30, 2022, we had approximately 2.0 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and six months ended June 30, 2022, we had the following results compared to the same periods in 2021:
•Expanded our community of active customers by 26.2% from approximately 1.6 million at June 30, 2021 to approximately 2.0 million at June 30, 2022;
•Net revenues increased from $101.1 million to $122.2 million for the three months ended June 30, 2022, and from $188.2 million to $232.3 million for the six months ended June 30, 2022, representing 20.9% and 23.5% year-over-year growth, respectively;
•Gross margin decreased 2.7 percentage points from 73.3% to 70.6% for the three months ended June 30, 2022, and 1.6 percentage points from 72.5% to 70.9% for the six months ended June 30, 2022;
•Net operating income (loss) increased from $(32.1) million to $9.5 million for the three months ended June 30, 2022, and from $(16.0) million to $23.2 million in the six months ended June 30, 2022;
•Adjusted EBITDA decreased from $26.8 million to $21.5 million for the three months ended June 30, 2022, and decreased from $51.1 million to $46.5 million for the six months ended June 30, 2022, representing an Adjusted EBITDA Margin of 17.6% and 20.0%, respectively;
•Cash flows from operations decreased from $32.7 million to $(26.5) million for the six months ended June 30, 2022; and
•Free cash flow decreased from $31.7 million to $(28.3) million for the six months ended June 30, 2022.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

COVID-19 and Macroeconomic Update
During the quarter ended June 30, 2022, the ongoing COVID-19 pandemic and the global macroeconomic environment have continued to negatively impact global supply chains and cause challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates and labor shortages. Certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have previously experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic.
As we continue to seek to timely and cost effectively fulfill orders and ship products to our customers, we have continued to take measures to mitigate these macroeconomic challenges to which we are not immune. For example, to meet our customers’ expectations, in the quarter ended June 30, 2022, we continued to ship goods earlier from our manufacturers and suppliers when possible and adjusted shipments to alternate origin and destination ports to largely mitigate delays. We have also continued to use more expensive air freight, which increased our cost of goods sold. We have also adjusted our product and color launch calendar to accommodate new delivery timelines.
We believe we have generally managed effectively through COVID-19 supply chain challenges, including as a result of our replenishment-driven model, and we expect to continue to take measures to mitigate these challenges. In the quarter ended June 30, 2022 we continued to manage supply-chain related challenges, including volatility in ocean freight transit times, and we expect we will continue to contend with unpredictable ocean transit times, elevated ocean and air freight rates and other COVID-19 related supply chain challenges at least through the end of 2022. To continue to mitigate these challenges going forward, we expect to continue to use air freight at least through the end of 2022 and until ocean freight transit times become more predictable.
In the quarter ended June 30, 2022, we also experienced higher than expected inventory receipts largely due to volatility in ocean freight transit times, which in turn resulted in increased costs associated with storing such inventory. As a general matter, our inventory investments will fluctuate with the needs of our business. For example, entering new locations and expanding to new categories all require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. Nevertheless, because more than 85% of our production utilizes our main scrubwear fabric technology FIONx and a substantial amount of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round, we have been able to produce our raw materials and finished products farther in advance and hold greater inventory without significant risk of obsolescence or exposure to seasonality.
In the quarter ended June 30, 2022, we also continued to see trends soften due to macroeconomic factors such as high inflation and shifts in consumer spending patterns. While we believe our largely non-discretionary, replenishment-driven business model is particularly resilient even in the current environment, we are not completely immune to these factors, which, in turn, could adversely affect our results of operations, in the near term.
We continue to monitor the impacts of the COVID-19 pandemic, which may continue to adversely affect workforces, supply chains, economies and financial markets globally, potentially leading to an economic downturn or recession and a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, any of which could negatively impact our business and results of operations.
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
Selling
Selling expenses represent the costs incurred for fulfillment, selling and distribution. Fulfillment expenses consist of costs incurred in operating and staffing a third-party fulfillment center, including costs associated with inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Selling and distribution expenses consist primarily of shipping and other transportation costs incurred in delivering merchandise to customers and from customers returning merchandise, merchant processing fees and packaging. We expect fulfillment, selling and distribution costs to increase in absolute dollars as we increase our net revenues.
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
Results of Operations
Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(as a percentage of net revenues)
Net revenues	$122,247	$101,117	100.0%	100.0%
Cost of goods sold	35,899	26,964	29.4	26.7
Gross profit	86,348	74,153	70.6	73.3
Operating expenses
Selling	26,803	19,222	21.9	19.0
Marketing	20,824	15,488	17.0	15.3
General and administrative(1)	29,270	71,504	23.9	70.7
Total operating expenses	76,897	106,214	62.8	105.0
Net income from operations	9,451	(32,061)	7.8	(31.7)
Other income (loss), net	70	(31)	0.1	0.0
Net income before provision for income taxes	9,521	(32,092)	7.9	(31.7)
Provision for income taxes	4,669	8,454	3.8	8.4
Net income and comprehensive income	$4,852	$(40,546)	4.1%	(40.1)%
(1) Includes stock-based compensation expense of $8.8 million and $56.0 million for the three months ended June 30, 2022 and 2021, respectively.
Net Revenues

	Three months ended June 30,		Change
	2022	2021	%
	(in thousands)
Net revenues	$122,247	$101,117	20.9%
Net revenues increased by $21.1 million, or 20.9%, for the three months ended June 30, 2022, compared to the same period last year. The increase in net revenues was driven primarily by an increase in orders as a result of strong retention of existing customers and new customer acquisition and, to a lesser extent, an increase in AOV.

Cost of Goods Sold

	Three months ended June 30,		Change
	2022	2021
	(in thousands)
Cost of goods sold	$35,899	$26,964	33.1%
Gross profit	86,348	74,153	16.4%
Gross margin	70.6%	73.3%	(270) bps
Cost of goods sold increased by $8.9 million, or 33.1%, for the three months ended June 30, 2022, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the second quarter of 2022 as compared to the same period in 2021.
Gross profit increased by $12.2 million, or 16.4%, for the three months ended June 30, 2022, compared to the same period last year, primarily due to the increase in the total number of orders, compared to the same period in 2021.
Gross margin decreased by 2.7 percentage points for the three months ended June 30, 2022, compared to the same period last year. The decrease in gross margin was primarily related to increased ocean and air freight rates, an increase in freight-in driven by higher utilization of more expensive air freight, and product mix shift.
Operating Expenses

	Three months ended June 30,		Change
	2022	2021	%
	(in thousands)
Operating expenses:
Selling	$26,803	$19,222	39.4%
Marketing	20,824	15,488	34.5%
General and administrative	29,270	71,504	(59.1)%
Total operating expenses	76,897	106,214	(27.6)%
Operating expenses decreased by $29.3 million, or 27.6%, for the three months ended June 30, 2022, compared to the same period last year and, as a percentage of net revenues, decreased by 42.2 percentage points, primarily driven by a decrease in general and administrative expenses as described below.
Selling expense increased by $7.6 million, or 39.4%, for the three months ended June 30, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 2.9 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher shipping expense as a result of rate increases and, to a lesser extent, higher fulfillment expenses. These higher expenses were partially offset by leverage in shipping and fulfillment as a result of an increase in AOV.
Marketing expense increased by $5.3 million, or 34.5%, for the three months ended June 30, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 1.7 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in brand marketing, including increased investments in our Ambassador Program and offline marketing. This increase was partially offset by increased efficiency of our performance marketing expenses.
General and administrative expense decreased by $42.2 million, or 59.1%, for the three months ended June 30, 2022, compared to the same period last year and, as a percentage of net revenues, decreased by 46.8 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to a decrease in stock-based compensation expense, partially offset by increased public company costs.

Other Income (Loss), Net

	Three months ended June 30,		Change
	2022	2021	%
	(in thousands)
Other income (loss), net	$70	$(31)	(325.8)%
Other income (loss), net increased for the three months ended June 30, 2022, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates as well as a decrease in interest expense related to our revolving credit commitment fee.
Provision for Income Taxes

	Three months ended June 30,		Change
	2022	2021	%
	(in thousands)
Provision for income taxes	$4,669	$8,454	(44.8)%
Provision for income taxes decreased by $3.8 million, or 44.8% for the three months ended June 30, 2022, compared to the same period last year, primarily due to a decrease in pre-tax income excluding the impact of stock-based compensation expense related to our initial public offering (“IPO”) in the prior year. Our effective tax rate was 49.0% for the quarter, up from the same period last year primarily due to the impact of certain non-deductible items including stock-based compensation expense.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Six months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(as a percentage of net revenues)
Net revenues	$232,348	$188,196	100.0%	100.0%
Cost of goods sold	67,569	51,683	29.1	27.5
Gross profit	164,779	136,513	70.9	72.5
Operating expenses
Selling	48,861	36,337	21.0	19.3
Marketing	36,232	26,327	15.6	14.0
General and administrative(1)	56,490	89,850	24.3	47.7
Total operating expenses	141,583	152,514	60.9	81.0
Net income from operations	23,196	(16,001)	10.0	(8.5)
Other income (loss), net	78	(69)	0.0	(0.0)
Net income before provision for income taxes	23,274	(16,070)	10.0	(8.5)
Provision for income taxes	9,523	13,036	4.1	6.9
Net income and comprehensive income	$13,751	$(29,106)	5.9%	(15.5)%
(1) Includes stock-based compensation expense of $17.3 million and $61.0 million for the six months ended June 30, 2022 and 2021, respectively.

Net Revenues

	Six months ended June 30,		Change
	2022	2021	%
	(in thousands)
Net revenues	$232,348	$188,196	23.5%
Net revenues increased by $44.2 million, or 23.5%, for the six months ended June 30, 2022, compared to the same period last year. The increase in net revenues was driven by both strong AOV growth and an increase in orders as a result of strong retention of existing customers and new customer acquisition.
Cost of Goods Sold

	Six months ended June 30,		Change
	2022	2021
	(in thousands)
Cost of goods sold	$67,569	$51,683	30.7%
Gross profit	164,779	136,513	20.7%
Gross margin	70.9%	72.5%	(160) bps
Cost of goods sold increased by $15.9 million, or 30.7%, for the six months ended June 30, 2022, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the first half of 2022 compared to the same period in 2021.
Gross profit increased by $28.3 million, or 20.7%, for the six months ended June 30, 2022, compared to the same period last year, primarily due to the increase in the total number of orders, compared to the same period in 2021.
Gross margin decreased 1.6 percentage points for the six months ended June 30, 2022, compared to the same period last year. The decrease in gross margin was primarily related to an increase in freight-in driven by higher utilization of more expensive air freight and increased ocean and air freight rates.
Operating Expenses

	Six months ended June 30,		Change
	2022	2021	%
	(in thousands)
Operating expenses:
Selling	$48,861	$36,337	34.5%
Marketing	36,232	26,327	37.6%
General and administrative	56,490	89,850	(37.1)%
Total operating expenses	141,583	152,514	(7.2)%
Operating expenses decreased by $10.9 million, or 7.2%, for the six months ended June 30, 2022, compared to the same period last year and, as a percentage of net revenues, decreased by 20.1 percentage points, primarily driven by a decrease in general and administrative expenses as described below.
Selling expense increased by $12.5 million, or 34.5%, for the six months ended June 30, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 1.7 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher shipping expense as a result of rate increases. This higher expense was partially offset by leverage in shipping as a result of an increase in AOV.

Marketing expense increased by $9.9 million, or 37.6%, for the six months ended June 30, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 1.6 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in brand marketing, including increased investments in our Ambassador Program and offline marketing. This increase was partially offset by increased efficiency of our performance marketing expenses.
General and administrative expense decreased by $33.4 million, or 37.1%, for the six months ended June 30, 2022, compared to the same period last year and, as a percentage of net revenues, decreased by 23.4 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to a decrease in stock-based compensation expense, partially offset by increased public company costs.
Other Income (Loss), Net

	Six months ended June 30,		Change
	2022	2021	%
	(in thousands)
Other income (loss), net	$78	$(69)	(213.0)%
Other income (loss), net increased for the six months ended June 30, 2022, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates as well as a decrease in interest expense related to our revolving credit commitment fee.
Provision for Income Taxes

	Six months ended June 30,		Change
	2022	2021	%
	(in thousands)
Provision for income taxes	$9,523	$13,036	(26.9)%
Provision for income taxes decreased by $3.5 million, or 26.9% for the six months ended June 30, 2022, primarily due to a decrease in pre-tax income excluding the impact of stock-based compensation expense related to our IPO in the prior year. Our effective tax rate was 40.9% for the six months ended June 30, 2022, up from the same period last year primarily due to the impact of certain non-deductible items, including stock-based compensation expense.
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

	As of June 30,
	2022	2021
	(in thousands)
Active customers	2,047	1,622

We believe the growth in our net revenues per active customer demonstrates our increased value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers.

	As of June 30,
	2022	2021
Net revenues per active customer	$227	$219
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Average order value	$109	$103	$112	$101
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude: other income (loss), net; gain/loss on disposal of assets; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; transaction costs; and expenses related to non-ordinary course disputes. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by net revenues.
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
There are several limitations related to the use of Adjusted EBITDA and Adjusted EBITDA Margin as analytical tools, including:
•other companies may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently, which reduces their usefulness as a comparative measure;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect other income (loss), net;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect any gain or loss on disposal of assets;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our tax provision, which reduces cash available to us;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect recurring, non-cash expenses of depreciation and amortization of property and equipment and, although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the impact of stock-based compensation expense;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect transaction costs; and
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect expenses related to non-ordinary course disputes.

The following table reflects a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except margin)
Net income (loss)	$4,852	$(40,546)	$13,751	$(29,106)
Add (deduct):
Other income (loss), net	(70)	31	(78)	69
Provision for income taxes	4,669	8,454	9,523	13,036
Depreciation and amortization expense(1)	433	344	808	656
Stock-based compensation and related expense(2)	8,808	56,716	17,254	61,731
Transaction costs	—	(186)	—	339
Expenses related to non-ordinary course disputes(3)	2,787	1,980	5,204	4,416
Adjusted EBITDA	$21,479	$26,793	$46,462	$51,141
Adjusted EBITDA Margin	17.6%	26.5%	20.0%	27.2%
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
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(26,535)	$32,741
Less: capital expenditures	(1,727)	(1,023)
Free cash flow	$(28,262)	$31,718
Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, we had $170.2 million and $195.4 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flow from operating activities, the sale of our capital stock and borrowings under credit facilities.
In December 2020, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A., providing for a revolving credit facility in an initial amount of up to $50.0 million (the “2020 Facility”). On September 7, 2021, we terminated the 2020 Facility.

In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (the “2021 Facility”). The 2021 Facility will mature in September 2026. As of June 30, 2022, we had no outstanding borrowings under the 2021 Facility (other than $4.4 million of outstanding letters of credit) and available borrowings of $95.6 million.
See Note 8 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
Our cash requirements have primarily been for working capital and capital expenditures. We believe that existing cash and cash equivalents and available borrowings under our 2021 Facility, if needed, will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital if needed would adversely affect our ability to achieve our business objectives.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(26,535)	$32,741
Net cash used in investing activities	(2,227)	(1,023)
Net cash provided by financing activities	1,552	74,117
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(27,210)	$105,835
Operating Activities
Cash (used in) provided by operating activities consists primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash (used in) provided by operating activities decreased by $59.3 million for the six months ended June 30, 2022, compared to the same period last year. The change in operating cash flows was primarily due to a net change in operating assets and liabilities of $56.1 million driven by higher inventory purchases and the timing of payments against payable and accrued expense balances during the comparable six month period in 2021.
Investing Activities
Cash used in investing activities relates to capital expenditures and other investing activities.
Cash used in investing activities increased by $1.2 million for the six months ended June 30, 2022, compared to the same period last year. The change in investing cash flows was primarily due to an increase in capital expenditures and cash used for the purchase of held-to-maturity securities.
Capital expenditures during the six months ended June 30, 2022 were primarily related to capitalized software development costs, purchases of computer equipment, and purchases of office equipment.
Capital expenditures during the six months ended June 30, 2021 were primarily related to purchases of computer equipment, purchases of furniture and fixtures, and capitalized software development costs.

Financing Activities
Cash provided by financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash provided by financing activities of $1.6 million for the six months ended June 30, 2022 was primarily attributable to proceeds from stock option exercises and employee stock purchases.
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
Refer to Note 9 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the six months ended June 30, 2022.
Critical Accounting Policies and Estimates
Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2021 Annual Report on Form 10-K, and in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and their impact to our financial statements.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On February 22, 2019, Strategic Partners, Inc. (“SPI”), filed an action against us (later naming our Executive Chair and Chief Executive Officer (the “Founders”) in Los Angeles County Superior Court, in which SPI alleged, among other things, false advertising, unfair business practices, untrue and misleading advertising, intentional interference with prospective economic relations, conversion and breach of fiduciary duty. The case was removed to the U.S. District Court for the Central District of California (the “Central District”) in March 2019. On September 3, 2019, SPI filed an additional action against the Founders (later naming us) in Los Angeles County Superior Court covering the same subject matter as the previously filed federal action; this later state court action has been stayed until the conclusion of the Central District action. On August 10, 2021, the Central District partially granted our motion for judgment on the pleadings, dismissing without leave to amend certain of SPI’s claims for unfair business practices and the entirety of SPI’s claims for conversion, breach of fiduciary and aiding and abetting breach of fiduciary duty. Motions for summary judgment as to the remaining claims are currently pending and trial is scheduled for October 2022.
On November 1, 2021, Miracle Ventures I, LP (“Miracle Ventures”), a former FIGS stockholder, filed a complaint against us and the Founders in the U.S. District Court for the Southern District of New York, in which Miracle Ventures alleged causes of action for breach of fiduciary duty and fraud in connection with its decision to sell its shares of FIGS common stock to another FIGS stockholder in June 2017. A motion to dismiss the amended complaint is currently pending.
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
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K and in our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business
Our recent rapid growth may not be sustainable or indicative of future growth, and we expect our growth rate to ultimately slow over time.
Our historical rate of growth may not be sustainable or indicative of our future rate of growth, and in future periods, our net revenues could grow more slowly than we expect or decline. We believe that continued growth in net revenues, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net revenues growth to slow or decline and may adversely affect our margins and profitability. Even if our net revenues continue to increase, we expect that our growth rate could be negatively impacted due to a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. Failure to continue to grow our net revenues or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.

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
We have not always been profitable and may not be profitable in the future.
We have not always been profitable. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in developing new products, hire additional personnel, expand our operating infrastructure and expand into new geographies. Further, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. Additionally, stock-based compensation expense related to equity awards has been and may from time to time be a significant expense in future periods, which impacts our net income. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our net revenues to offset our increased operating expenses. Our net revenues growth may slow for a number of other reasons, including if we experience reduced demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our net revenues do not grow at a greater rate than our operating expenses, we will not be able to maintain the level of profitability that we have achieved.
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
Our success depends in large part upon widespread adoption of our products by healthcare professionals. In order to attract new customers and continue to expand our customer base, we must appeal to and attract healthcare professionals who identify with our products. If the number of healthcare professionals who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including marketing campaigns that can be expensive and may not always result in new customers or increased sales of our products. These factors, in turn, have from time to time increased and may again increase our customer acquisition costs over time. Further, as our brand becomes more widely known, we may not attract new customers or increase our net revenues at the same rates as we have in the past. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenues may decrease, and our business, financial condition and operating results may be adversely affected.
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
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, commercials, social media, out-of-home campaigns and ambassadors, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our mobile app.
We have historically also benefited from social media, customer referrals and word of mouth to advertise our brand. Social networks are important as a source of new customers and as a means by which to connect with existing customers, and such importance may be increasing. In addition, we have implemented grassroots marketing efforts such as engaging with local doctors, nurses and other healthcare professionals, some of whom we refer to as our ambassadors, to assist us by introducing our brand and culture to their communities. Our social media and grassroots efforts must be tailored to each particular market, which requires substantial efforts as we enter new markets, as well as ongoing attention and resources. We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences. If our marketing efforts and messaging are not appropriately tailored to and accepted by the healthcare community, we may fail to attract customers and our brand and reputation may be harmed. Our future growth and profitability and the success of our brand will depend in part upon the effectiveness and efficiency of these marketing efforts.
We also receive a significant amount of visits to our digital platform via social media or other channels used by our existing and prospective customers. As eCommerce and social media continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. In addition, we currently receive a significant number of visits to our website and mobile app via search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. If we are unable to cost-effectively drive traffic to our digital platform, our ability to acquire new customers and our financial condition would suffer. Email marketing efforts are also important to our marketing efforts. If we are unable to successfully deliver emails to our customers or if customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam or for other reasons, our business could be adversely affected.

We also have and may in the future adjust our marketing activity and spend from period to period or within a period as we launch new campaigns or offerings, or for other reasons. Because of these adjustments and because marketing initiatives may become increasingly expensive, generating a meaningful return on those initiatives may be difficult or unpredictable. Moreover, even if we successfully increase net revenues as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.
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
Our future success depends on the continuing efforts of our key employees and our ability to attract and retain highly skilled team members.
We are dependent on our ability to continue to identify, attract, develop, and retain qualified and highly skilled team members, including senior management, designers, product managers, engineers, and operations and supply chain team members. In particular, we are highly dependent on the services of our co-founders, Heather Hasson and Trina Spear, who serve as our Executive Chair and Chief Executive Officer, respectively, and who are critical to the development of our business, future vision and strategic direction. We also heavily rely on the continued service and performance of other members of our senior management team. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.
Additionally, the loss of any key team members could make it more difficult to manage our operations, research, development, production, and marketing activities, reduce our employee retention and net revenues and impair our ability to compete. Although we have entered into employment agreements with certain key team members, these agreements have no specific duration and constitute at-will employment. We have not obtained key man life insurance policies on any of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
Competition for highly skilled team members is often intense, especially in Southern California, where our headquarters is located. We may not be successful in attracting, or retaining qualified team members to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Failure to manage our employee base and hiring needs effectively, including successfully integrating our new hires, or to retain and motivate our current team members may adversely affect our business, financial condition and results of operations.
If we cannot maintain our culture as we grow, we could lose the innovation, teamwork and passion that we believe contribute to our success and our business may be harmed.
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our culture, which is rooted in passion, purpose and innovation. As we continue to grow, including geographically expanding our presence outside of our headquarters in Santa Monica, California, and developing the infrastructure associated with being a public company, we will need to continue to maintain our culture among a larger number of employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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
We may also encounter difficulty expanding into new markets because of limited brand recognition in those markets, leading to delayed acceptance of our apparel by customers there. In particular, we have no assurance that our marketing efforts will prove successful outside of the narrow geographic regions in which they have been used in the United States. The expansion into new markets may also present competitive, merchandising, forecasting and distribution challenges that are different from or more severe than those we currently face. There are also other risks and costs inherent in doing business in international markets, including:
•the need to adapt and localize products for specific countries to account for, among other things, different cultural tastes, size and fit preferences or regulatory requirements;
•difficulty establishing and managing international operations and the increased operations, travel, infrastructure, including establishment of local delivery service and customer service operations, and legal compliance costs associated with locations in different countries or regions;
•increased shipping times to and from international markets;
•the need to vary pricing and margins to effectively compete in international markets;
•increased competition from local providers of similar products;
•the ability to protect and enforce intellectual property rights abroad;
•the need to offer customer support in various languages;
•difficulties in understanding and complying with local laws, regulations and customs in other jurisdictions;
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), and the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), by us, our employees and our business partners;
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, customer product safety and data privacy and security frameworks, such as the EU General Data Protection Regulation 2016/679 (the “GDPR”);
•varying business practices and customs related to the sale of medical apparel;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•tariffs and other non-tariff barriers, such as quotas and local content rules, as well as tax consequences;
•fluctuations in inflationary conditions, which could increase our costs of doing business in certain countries;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and

•political or social unrest or economic instability in a specific country or region in which we operate, including, for example, the effects of “Brexit,” which could have an adverse impact on our operations in that location, and Russia's invasion of Ukraine.
Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and results of operations.
Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition and results of operations.
We currently rely on third-party global providers to deliver the products we offer on our website and mobile app. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing may adversely impact our margins and profitability. For example, the ongoing volatility in the global oil markets, including as a result of Russia's invasion of Ukraine, has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result, and these costs may continue to increase in the future. We may not be able to pass such increases on to our customers.
In addition, the operations of the third-party providers on which we rely from time to time have been, and may in the future be, disrupted by the ongoing COVID-19 pandemic. For example, strained parcel carrier networks have from time to time resulted in extended outbound shipping times generally and additional shipping costs. The COVID-19 pandemic may also continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business and results of operations.
Our ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by other factors beyond our and/or these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war, or terrorism or other events specifically impacting other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
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
We rely on our sole fulfillment center in the City of Industry, California, which is operated by our third-party logistics provider, for all of our product distribution. Our fulfillment center includes computer-controlled and automated equipment and relies on a warehouse management system to manage supply chain fulfillment operations, which means its operations are complicated and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures. In addition, because all of our products are distributed from our City of Industry fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, our results of operations could be harmed.
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
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products is affected by various factors, including unanticipated changes in general market conditions (for example, because of effects on inventory supply and consumer demand caused by the current COVID-19 pandemic and high inflation rates), and economic conditions or consumer confidence in future economic conditions). Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. Accordingly, if we fail to accurately forecast customer demand or if we experience increased volatility in shipping times from our suppliers and manufacturers, we may experience excess inventory levels or a shortage of products available for sale. For example, volatility in ocean freight transit times have from time to time resulted in increased level of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margins to suffer and could impair the strength and premium nature of our brand. Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements, and we may be subject to higher costs in order to secure the necessary production capacity or we may incur increased shipping costs. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition and results of operations.
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
Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, fear of recession or entry into a recession and Russia's invasion of Ukraine, which may adversely affect our business, financial condition and results of operations.
While we believe our business is resistant to recessionary pressures due to the largely non-discretionary nature of healthcare apparel, macro consumer spending habits are affected by many factors beyond our control. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty. There is significant uncertainty over potential changes in consumer behavior and spending patterns as the COVID-19 pandemic continues. Moreover, Russia's invasion of Ukraine has resulted in the imposition of potentially prolonged, economic sanctions on

Russia and other responses from the United States and other countries. This has also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets. Other factors affecting consumers’ disposable income and confidence in future economic conditions include the size and timing of federal stimulus programs, wages, prevailing economic conditions, inflation, interest rates, recession and fears of recession or entry into a recession, housing costs, energy costs, income tax rates, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels.
These factors and their impact on macroeconomic consumer spending behavior have from time to time impacted, and may continue to impact in the future, the demand for our products, as well as our financial condition and results of operations.
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
The ongoing COVID-19 pandemic has continued to negatively impact global supply chains and cause challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic. As a result of these supply chain challenges, we have from time to time contended, and may continue to contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time to ship, goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time continue to use more expensive air freight in the future. For example, during the first half of 2022, we incurred higher freight costs as a result of global supply chain disruption, which adversely impacted our gross margin. If we continue to experience higher costs due to significant and sustained supply chain disruption, we may not be able to, or may not choose to, fully offset such higher costs through price increases, which could harm our business, financial condition and results of operations.

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
The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report on Form 10-Q, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, including a resurgence in many countries, and additional impacts may arise that we are not aware of currently.
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
We currently source the vast majority of the fabrics used in our products from two third-party suppliers in China, and we source the other raw materials used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with a limited number of manufacturing partners that produce our products in facilities located in South East Asia, China and South America, with the vast majority of our products currently being produced by our three largest manufacturing suppliers in South and South East Asia. We are continuously working to diversify our sourcing and manufacturing capabilities.
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
Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict, such as the ongoing conflict in Ukraine, as well as health pandemics, including the ongoing COVID-19 pandemic, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. In addition, ocean freight capacity issues continue to persist worldwide due to the COVID-19 pandemic as there is much greater demand for shipping and reduced capacity. Certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future. As a result of these supply chain challenges, we have from time to time contended, and may continue to contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
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
The operations of many of our suppliers and manufacturers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.
Substantially all of our suppliers and manufacturers are located outside of the United States, and as a result, we are subject to risks associated with doing business abroad, including:
•the imposition of new laws and regulations, including those relating to labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
•political unrest or conflict, such as Russia’s invasion of Ukraine and the ongoing political crisis in Sri Lanka, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•reduced protection for intellectual property rights, including trademark protection, in some countries, particularly in China;
•disruptions or delays in shipments whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions; and
•the impact of health conditions, including the ongoing COVID-19 pandemic, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.
These and other factors beyond our control could interrupt our suppliers’ production in offshore facilities, influence the ability of our suppliers to export our products cost-effectively or at all and inhibit our suppliers’ ability to procure certain materials, any of which could harm our business, financial condition and results of operations.
Any failure by us or our suppliers or manufacturers to comply with product safety, labor or other laws, provide safe conditions for our or their workers or use or be transparent about ethical business practices may damage our reputation and brand and harm our business.
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand or result in legal claims against us. While we rely on our manufacturers’ and suppliers’ compliance reporting as well as contractual provisions in our vendor manual, in order to comply with regulations applicable to our products, expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements.
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
Increases in labor costs could also force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could adversely affect our business, financial condition and results of operations. In addition, the job market in Southern California, where our principal offices, fulfillment center and the majority of our employees are located, is very competitive. If prevailing rates are driven higher by market forces or otherwise but we fail to pay such higher wages, we could suffer increased employee turnover, adversely affecting our business. While none of our domestic employees is currently covered by a collective bargaining agreement, any attempt by our employees to organize a labor union could also result in increased legal and other associated costs.
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
We believe that due to the largely non-discretionary nature of healthcare apparel, our business is largely resistant to recessionary pressures. However, due to our limited operating history, we have not experienced a sustained recessionary period and therefore cannot predict the effect on our sales and profitability of a downturn in the economy. It is possible that a downturn in the economy in markets in which we sell our products may harm our business, financial condition and results of operations.
We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could adversely affect us.
From time to time, we acquire or make investments in new or complementary businesses, facilities, technologies, offerings or products, or enter into strategic alliances, that may enhance or augment our capabilities, expand our outsourcing and supplier network, complement our current products or services or expand the breadth of our markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:
•problems integrating the acquired business, facilities, technologies or products, including issues maintaining uniform standards, procedures, controls, policies and culture;

•unanticipated costs associated with acquisitions, investments or strategic alliances;
•diversion of management’s attention from our existing business;
•adverse effects on existing business relationships with suppliers, outsourced manufacturing partners and other third parties;
•risks associated with entering new markets in which we may have limited or no experience;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.
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
Our business may be affected by seasonality.
Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our historical pattern of growing net revenues over the course of the calendar year as well as our decision to conduct select promotions during the holiday season, we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and we expect these trends to continue.

Risks Related to Information Technology, Cybersecurity, Privacy, and Intellectual Property
System interruptions that impair customer access to our website or other performance failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business, financial condition and results of operations.
We rely on information technology networks and systems and our website to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers, manufacturers and suppliers around the world. Our website, portions of which are run through Shopify, and information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our website serves as an effective extension of our marketing strategies by exposing potential new customers to our brand, product offerings and enhanced content. Due to the importance of our website and internet-related operations, we are vulnerable to website downtime and other technical failures, which may be outside of our control. Further, any slow down or material disruption of our systems, or the systems of our third-party service providers, or our website has from time to time, and could in the future, disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand, or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our information technology systems, including our website, or switch to alternative third-party service providers which could be costly, cause interruptions and could ultimately adversely affect our business, financial condition, results of operations and growth prospects.
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
Like other eCommerce companies, we are vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware and extortion-based attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities and other real or perceived cyberattacks. Additionally, as a result of the ongoing COVID-19 pandemic, while certain departments are expected to return to the office on a hybrid basis in the third quarter of 2022, other functional areas of our workforce remain in a remote work environment, which has heightened the risk of these potential vulnerabilities. Furthermore, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports and other public disclosures required of public companies. We and our third-party vendors have from time to time been subject to cyber, phishing, social engineering and business email compromise attacks in the past, none of which individually or in the aggregate has led to costs or consequences that have materially impacted our business, however, we and our third-party vendors may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.
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
Other states have enacted similar bills. For example, Virginia, Colorado, Utah, and Connecticut also recently passed comprehensive privacy laws that take effect in 2023 and we must comply with them if our operations fall within their scope, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.
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
Outside of the United States, certain foreign jurisdictions, including the European Economic Area (the “EEA”), and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EEA and the United Kingdom have adopted the GDPR, or a UK-only adoption of the GDPR (which took effect on January 1, 2021 under the UK Data Protection Act 2018 and the UK General Data Protection Regulation (as defined by the UK Data Protection Act 2018 as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019)), (the “UK GDPR”), respectively which may apply to our collection, control, use, sharing, disclosure and other processing of data relating to an identified or identifiable living individual (personal data). The GDPR, UK GDPR and national implementing legislation in EEA member states and the United Kingdom impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); granting new rights for data subjects in regard to their personal data (including e.g. the right to access data, the right to be “forgotten” and the right to data portability); requirements to have data processing agreements in place to govern the processing of personal data on behalf of other organizations; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, trainings and audits.
We also may be subject to specific requirements with respect to cross-border transfers of personal data out of the EEA and United Kingdom. Recent legal developments in the EEA and United Kingdom have created complexity and uncertainty regarding transfers of personal data out of Europe. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”), invalidated the EU-US Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”; a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Moreover, the European Commission released an implementation decision for a new set of SCCs on June 4, 2021, which requires us to use new SCCs since September 28, 2021 and replace existing SCCs by December 27, 2022, and the European Data Protection Board and national regulators have released related guidelines. We may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with resulting obligations. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operation.
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
The withdrawal of the United Kingdom from the European Union has also created uncertainty with regard to the regulation of data protection in the United Kingdom. Going forward, we may have to comply with multiple data protection regimes in the EEA and in the United Kingdom. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission could intervene if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the United Kingdom will require a valid transfer mechanism and we may be required to implement new processes and put new agreements in place to continue making such transfers. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. In July 2022, the UK government published the UK Data Protection and Digital Information Bill. The Bill provides the legislative detail around the proposed reforms, and generally follows the positions taken in the consultation response. The draft Bill will go through various rounds of parliamentary debate before being finalized. There is a risk that any material changes which are made to the UK data protection regime could result in the Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the Commission deems the UK to no longer provide adequate protection for personal data. These changes may lead to additional costs and increase our overall risk exposure. The UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, and the UK SCCs came into force and can be used as of March 2022, with a two-year grace period to replace previous EU SCCc. We may need to implement both UK and EU versions of SCCs, which would require significant resources and necessitate significant cost.
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
Certain requirements from our third-party technology and platform providers could also cause us to modify our offerings or strategy due to privacy concerns or negatively affect our financial performance. For example, the latest versions of Apple iOS require apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Additionally, Google has announced plans to adopt similar restrictions regarding tracking activity across Android devices. Changes like this could reduce the quality of the data and related metrics that may be collected or used by us and/or our partners. In addition, such changes could inhibit the effectiveness of our targeted advertising and related activities.
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
Our success depends in large part on our brand image. We believe that our trademarks, design patents and other intellectual property rights have significant value and are important to differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained certain U.S. and foreign trademark registrations, design patents and design registrations and will continue to evaluate the registration of additional trademarks and designs and the application for additional design patents as appropriate. However, we cannot guarantee that any of our pending trademark or design patent applications will be approved by the applicable governmental authorities. Moreover, even if our applications are approved, third parties may seek to oppose or otherwise challenge these registrations or other of our intellectual property rights. In addition, third parties from time to time have infringed, and may again in the future infringe, on our intellectual property rights. As a result, we from time to time have expended, and may again in the future expend, significant time and resources to defend or enforce our rights.
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
The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. For example, we and our Executive Chair and Chief Executive Officer are currently defendants in two actions brought by Strategic Partners, Inc. (“SPI”). See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information on this and other legal proceedings. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these proceedings or any investigations or inquiries by governmental agencies related to these or any other matters, could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenues.
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
Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. Proposals include significant changes to the U.S. federal income taxation of business entities including, among others, an increase in the tax rate applicable to global low-taxed income and the imposition of minimum taxes or surtaxes on certain types of income. Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% which are expected to become effective January 1, 2024. As the proposals to change U.S. federal income tax laws and the implementation of the BEPS framework remain subject to further negotiation, we are currently unable to predict the extent to which any changes to tax laws, statutes, rules, regulations or ordinances will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers, manufacturers or our customers (including as a result of related uncertainty on the enactment of any current proposals or the timing of the implementation of the global minimum tax rate under BEPS), such changes may adversely impact our business, financial condition, results of operations and cash flows. Finally, changes in the scope of our operations, including expansion to new U.S. and non-U.S. jurisdictions, could increase the amount of taxes to which we are subject (including as a result of the implementation of the global minimum tax rate under BEPS) and our effective tax rate.

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
The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition and results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in stock market valuations and operating performance of other healthcare and technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our board of directors or management;
•sales of large blocks of our Class A common stock, including sales by Tulco, LLC’s Permitted Transferees, as defined in our amended and restated certificate of incorporation, our co-founders or our other executive officers and directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States and globally, such as a continued increase in inflation rates or interest rates;
•other events or factors, including those resulting from war (such as Russia’s invasion of Ukraine), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section of our Quarterly Report on Form 10-Q.
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
As of June 30, 2022, we had stock options outstanding that, if fully exercised, would result in the issuance of 38,903,459 shares of Class A common stock including 30,915,451 shares that are exchangeable for an equal number of shares of Class B common stock by our co-founders, Mses. Hasson and Spear. All of the shares of common stock issuable upon the exercise of stock options, and the 15,229,793 shares of Class A common stock reserved for future issuance under our 2021 Equity Incentive Award Plan and 2021 Employee Stock Purchase Plan, will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to then existing lock-up or market standoff agreements and applicable vesting requirements, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144.
Further, based on shares outstanding as of June 30, 2022, holders of 6,578,310 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
The dual-class structure of our common stock and voting agreement among us and our co-founders, Heather Hasson and Trina Spear, Tulco, LLC and Thomas Tull and certain related persons and trusts, have the effect of concentrating voting control with Ms. Hasson, Ms. Spear and Mr. Tull, who together hold the majority of the voting power of our outstanding capital stock, which may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of June 30, 2022.
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
In connection with our initial public offering, we, our co-founders, Mses. Hasson and Spear, and Tulco, LLC, and certain related persons and trusts entered into a voting agreement with respect to the election of directors. On March 21, 2022, in connection with a distribution by Tulco, LLC of all shares of the Company’s common stock then held by Tulco, LLC to its members on a pro rata basis, and as contemplated by the voting agreement, the existing parties to the voting agreement entered into an amendment and joinder with Thomas Tull, the founder, chairman and chief executive officer of Tulco, LLC and his family trust (the “Tull Parties”), under which the Tull Parties were acknowledged as permitted transferees under the voting agreement and joined as parties to the voting agreement, with the same rights and obligations as the other investor parties thereto.
As a result, Ms. Hasson, Ms. Spear and the Tull Parties together control a majority of the voting power of our outstanding common stock and we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of our governance and compensation committees.
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
In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision. We expect to remain an “emerging growth company” until December 31, 2022, when we will become a “large accelerated filer.”
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If few securities analysts cover us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We do not currently intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not currently expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing credit agreement restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. As a result, investors seeking cash dividends should not purchase our Class A common stock.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
•provide for a dual-class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, even if they own significantly less than a majority of the outstanding shares of our common stock;
•restrict the forum for certain litigation against us to Delaware or the federal courts, as applicable;
•our board of directors has the exclusive right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•our stockholders may act by written consent until such time as holders of our Class B common stock beneficially own less than a majority of the voting power, at which time our stockholders will no longer be able to act by written consent and instead must take action at an annual or special meeting of our stockholders;
•a special meeting of stockholders may be called only by the chair of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•our board of directors may alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.
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
Our quarterly results of operations may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described in these risk factors as well as the following:
•fluctuations in product mix;
•our ability to effectively launch and manage new products;
•fluctuations in the levels or quality of inventory;
•fluctuations in capacity as we expand our operations;
•our success in engaging existing customers and attracting new customers;
•the amount and timing of our operating expenses;
•the timing and success of new products launches;
•the impact of competitive developments and our response to those developments;
•our ability to manage our existing business and future growth; and
•economic and market conditions, particularly those affecting our industry.
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
Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future.
In addition, these types of events could negatively impact customer spending in the impacted regions or globally. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.
We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
From time to time, we may be involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance and other claims related to our business. For example, we and our Executive Chair and Chief Executive Officer are currently defendants in two actions brought by SPI. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about this and other legal proceedings. While we believe the claims asserted by SPI in both actions are without basis or merit, and we intend to vigorously defend against such claims, these or any other proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.

Our insurance may not provide adequate coverage against claims.
Our operations may expose us to product liability claims and litigation or regulatory actions relating to personal injury. We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot or may not be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. In addition, some of our agreements with our suppliers may not indemnify us from product liability for a particular supplier’s merchandise or our suppliers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.
We incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
We incur significant costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, the Securities Act and the Exchange Act, as well as the rules of the NYSE. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
We expect such expenses to further increase after we are no longer an “emerging growth company,” which we expect will occur on December 31, 2022, when we become a “large accelerated filer.” We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, our management team needs to devote substantial attention to transitioning to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.
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
During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, which we expect will occur on December 31, 2022, when we become a “large accelerated filer,” our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to conclude that our internal control over financial reporting is effective, or, when we are no longer an emerging growth company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our Class A common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	8-K	001-40448	3.1	6/2/2021
3.2	Amended and Restated Bylaws of FIGS, Inc.	8-K	001-40448	3.2	6/2/2021
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1	Amendment and Joinder to Voting Agreement, by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC, Thomas Tull and certain related persons and trusts	8-K	001-40448	10.1	3/23/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: August 4, 2022	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Daniella Turenshine
	Name:	Daniella Turenshine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)