Form 10-Q
period 2022-09-30
FIGS, Inc.
filed 2022-11-10
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-40448
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 159,090,193 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 6,872,643 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential”, “strategy”, “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position, industry, business, and macroeconomic trends, the impact of the COVID-19 pandemic and macroeconomic pressures, our use of ocean and air freight, our expectation that we will continue to contend with elevated ocean and air freight rates, our plans for addressing increased inventory on hand, our product and color launch calendar, equity compensation, our business strategy, plans, market growth and our objectives for future operations.
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
•Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations.
•If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
•Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, fear of recession or entry into a recession and geopolitical events, which may adversely affect our business, financial condition and results of operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$155,582	$195,374
Restricted cash	—	2,056
Accounts receivable	8,368	2,441
Inventory, net	168,088	86,068
Prepaid expenses and other current assets	13,870	7,400
Total current assets	345,908	293,339
Non-current assets
Property and equipment, net	10,823	7,613
Operating lease right-of-use assets	15,974	—
Deferred tax assets	11,215	10,239
Other assets	1,738	560
Total non-current assets	39,750	18,412
Total assets	$385,658	$311,751
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,162	$14,604
Operating lease liabilities	3,379	—
Accrued expenses	32,365	24,677
Accrued compensation and benefits	5,216	6,464
Sales tax payable	3,703	3,728
Gift card liability	5,993	5,590
Deferred revenue	1,236	596
Returns reserve	3,424	2,761
Income tax payable	—	3,973
Total current liabilities	76,478	62,393
Non-current liabilities
Operating lease liabilities, non-current	16,520	—
Deferred rent and lease incentive	—	3,542
Other non-current liabilities	215	243
Total liabilities	$93,213	66,178
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 159,025,697 and 152,098,257 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	15	15
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 6,872,643 and 12,158,187 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	256,703	227,626
Retained earnings	35,726	17,931
Total stockholders’ equity	292,445	245,573
Total liabilities and stockholders’ equity	$385,658	$311,751
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net revenues	$128,589	$102,696	$360,937	$290,892
Cost of goods sold	37,756	27,991	105,325	79,674
Gross profit	90,833	74,705	255,612	211,218
Operating expenses
Selling	31,940	19,945	80,801	56,282
Marketing	20,031	15,779	56,263	42,107
General and administrative	27,652	28,430	84,142	118,280
Total operating expenses	79,623	64,154	221,206	216,669
Net income (loss) from operations	11,210	10,551	34,406	(5,451)
Other income (loss), net
Interest income (expense)	604	(110)	683	(176)
Other income (expense)	1	(823)	—	(825)
Total other income (loss), net	605	(933)	683	(1,001)
Net income (loss) before provision for income taxes	11,815	9,618	35,089	(6,452)
Provision for income taxes	7,771	2,664	17,294	15,700
Net income (loss) and comprehensive income (loss)	$4,044	$6,954	$17,795	$(22,152)
Earnings (loss) attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$0.02	$0.04	$0.11	$(0.14)
Diluted earnings (loss) per share	$0.02	$0.03	$0.09	$(0.14)
Weighted-average shares outstanding—basic	165,543,067	161,348,021	164,960,561	157,620,573
Weighted-average shares outstanding—diluted	186,991,769	199,385,061	189,762,364	157,620,573
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	154,444,851	$15	—	$—	—	$—	$70,175	$27,487	$97,677
Stock-based compensation	—	—	—	—	—	—	5,015	—	5,015
Stock option exercises	204,309	—	—	—	—	—	123	—	123
Net income	—	—	—	—	—	—	—	11,440	11,440
March 31, 2021	154,649,160	$15	—	$—	—	$—	$75,313	$38,927	$114,255
Issuance of Class A Common Stock upon exchange of Common Stock	(142,851,852)	(14)	142,851,852	14	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Common Stock	(12,148,029)	(1)	—	—	12,148,029	1	—	—	—
Issuance of Class A Common Stock upon initial public offering, net of offering costs and related tax impacts	—	—	4,636,364	1	—	—	95,100	—	95,101
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,166,538	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,116,030)	—	1,116,030	—	—	—	—
Restricted Stock surrendered for employees’ tax liability	—	—	—	—	—	—	(21,556)	—	(21,556)
Stock-based compensation	—	—	—	—	—	—	56,012	—	56,012
Stock option exercises	350,721	—	94,810	—	—	—	449	—	449
Net loss	—	—	—	—	—	—	—	(40,546)	(40,546)
June 30, 2021	—	$—	147,633,534	$15	13,264,059	$1	$205,318	$(1,619)	$203,715
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,427	—	—	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	1,468,324	—	(1,468,324)	—	—	—	—
Capital contribution	—	—	—	—	—	—	1,301	—	1,301
Stock-based compensation	—	—	—	—	—	—	7,253	—	7,253
Stock option exercises	—	—	2,548,502	—	—	—	76	—	76
Net income	—	—	—	—	—	—	—	6,954	6,954
September 30, 2021	—	$—	151,651,787	$15	11,795,735	$1	213,948	5,335	219,299
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2021	—	$—	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	381,973	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(338,152)	—	338,152	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	6,300,000	—	(6,300,000)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,477	—	8,477
Stock option exercises	—	—	88,610	—	—	—	352	—	352
Net income	—	—	—	—	—	—	—	8,899	8,899
March 31, 2022	—	$—	158,530,688	$15	6,196,339	$1	$236,455	$26,830	$263,301
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	432,901	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(338,152)	—	338,152	—	—	—	—
Capital contribution	—	—	—	—	—	—	479	—	479
Stock-based compensation	—	—	—	—	—	—	8,777	—	8,777
Stock option exercises and employee stock purchases	—	—	102,730	—	—	—	721	—	721
Net income	—	—	—	—	—	—	—	4,852	4,852
June 30, 2022	—	$—	158,728,167	$15	6,534,491	$1	$246,432	$31,682	$278,130
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	443,843	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(338,152)	—	338,152	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	9,034	—	9,034
Stock option exercises	—	—	191,839	—	—	—	1,237	—	1,237
Net income	—	—	—	—	—	—	—	4,044	4,044
September 30, 2022	—	$—	159,025,697	$15	6,872,643	$1	$256,703	$35,726	$292,445
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$17,795	$(22,152)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,287	1,021
Deferred income taxes	(976)	(1,450)
Non-cash operating lease cost	1,719	—
Stock-based compensation	26,288	68,280
Changes in operating assets and liabilities:
Accounts receivable	(5,927)	1,015
Due from related party	—	(501)
Inventory	(82,020)	(19,621)
Prepaid expenses and other current assets	(6,470)	(3,380)
Other assets	(678)	91
Accounts payable	6,421	2,196
Accrued expenses	7,584	15,070
Deferred revenue	640	2,699
Accrued compensation and benefits	(1,248)	1,902
Returns reserve	663	1,523
Sales tax payable	(25)	2,359
Income tax payable	(3,973)	2,961
Gift card liability	403	568
Deferred rent and lease incentive	—	(77)
Operating lease liabilities	(1,336)	—
Other non-current liabilities	(28)	—
Net cash (used in) provided by operating activities	(39,881)	52,504
Cash flows from investing activities:
Purchases of property and equipment	(4,256)	(2,008)
Purchases of held-to-maturity securities	(500)	—
Net cash used in investing activities	(4,756)	(2,008)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts	—	95,881
Payments of initial public offering issuance costs, net of reimbursements	—	(780)
Proceeds from stock option exercises and employee stock purchases	2,310	648
Tax payments related to net share settlements on restricted stock units	—	(21,556)
Payments of debt issuance costs	—	(169)
Capital contributions	479	1,301
Net cash provided by financing activities	2,789	75,325
Net (decrease) increase in cash, cash equivalents, and restricted cash	(41,848)	125,821
Cash, cash equivalents, and restricted cash, beginning of period	197,430	58,133
Cash, cash equivalents, and restricted cash, end of period	$155,582	$183,954
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$273	$83
Deferred offering costs included in accounts payable and accrued expenses	$—	$780
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
In response to public health directives and orders, and to help minimize the risk of the virus to employees, the Company has taken precautionary measures, including implementing work from home policies for certain employees. The COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, elevated ocean and air freight rates, and labor shortages, and has impacted the Company’s manufacturing supply chain, distribution, logistics and other services. The COVID-19 pandemic has also led to adverse macroeconomic conditions, including a reduction in consumer spending, which has and could continue to negatively impact the Company’s business and results of operations.
The COVID-19 pandemic may continue to adversely affect workforces, supply chains, economies and financial markets globally, and may result in an inability for the Company’s suppliers, vendors or other parties with whom it does business to meet their contractual obligations, which could negatively impact the Company’s business and results of operations.
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
In the opinion of management, the unaudited condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
Restricted Cash
Restricted cash consists of cash collateral amounts pledged to secure the Company’s reimbursement obligations under its outstanding letters of credit.
The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported on the accompanying condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$155,582	$195,374
Restricted cash	—	2,056
Total cash, cash equivalents, and restricted cash	$155,582	$197,430
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was $0.3 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the condensed balance sheets was $3.4 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company records deferred revenue when it receives payments in advance of the transfer of the goods to a common carrier. The amounts recorded are expected to be recognized as revenue within the 12 months following the balance sheet date and, therefore, are classified as current liabilities on the Company’s condensed balance sheets.
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.1 million during the nine months ended September 30, 2022 related to redemptions from the gift card liability balance that existed at December 31, 2021. The Company does not have significant contract acquisition costs.
The following table presents the disaggregation of the Company’s net revenues for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
By geography:
United States	$118,316	$95,804	$332,564	$270,532
Rest of the world	10,273	6,892	28,373	20,360
	$128,589	$102,696	$360,937	$290,892
By product:
Scrubwear	$106,876	$89,529	$301,230	$256,059
Non-Scrubwear/Lifestyle	21,713	13,167	59,707	34,833
	$128,589	$102,696	$360,937	$290,892
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2022, the Company adopted ASU 2016-02 using the optional transition method provided by ASU 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification and the short-term lease practical expedient. In addition, the Company elected the lease and non-lease components practical expedient, which allowed it to calculate the present value of fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $12.9 million and $16.5 million, respectively, on the Company’s balance sheet as of January 1, 2022. The standard did not have a material impact to the Company’s condensed statements of operations and comprehensive income or the Company’s condensed statements of cash flows. Refer to Note 10 for the Company’s expanded disclosures on leases.
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
3.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
As of September 30, 2022, and December 31, 2021, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$121,977	$—	$—	$121,977
	$121,977	$—	$—	$121,977

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141,104	$—	$—	$141,104
	$141,104	$—	$—	$141,104
There were no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
The Company purchased securities classified as held-to-maturity during the second quarter of 2022. As of September 30, 2022, the carrying value and fair value of held-to-maturity investments was $0.5 million, which are included in “Other assets” on the unaudited condensed balance sheet. These securities are held in a privately held company and are recorded at fair value on a non-recurring basis. The estimation of fair value requires the use of significant unobservable inputs, and as a result, these assets are classified as Level 3 financial instruments within the fair value measurement framework.
4.    ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade	$2,730	$1,653
Other	5,638	788
	$8,368	$2,441

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Inventory deposits	$1,883	$798
Prepaid expenses	11,011	5,440
Other	976	1,162
	$13,870	$7,400
6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$1,031	$855
Office equipment	927	809
Machinery and equipment	1,569	1,348
Computer equipment	1,435	953
Software and website design	3,559	2,997
Leasehold improvements	3,083	3,083
Capital projects in progress	3,369	431
Total property and equipment	14,973	10,476
Less: accumulated depreciation and amortization	(4,150)	(2,863)
Property and equipment, net	$10,823	$7,613
Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2022 was $0.5 million and $1.3 million, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2021 was $0.4 million and $1.0 million, respectively.
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued inventory	$11,479	$16,243
Accrued shipping	2,417	1,077
Accrued selling expenses	10,034	4,832
Accrued legal expenses	3,142	588
Accrued marketing expenses	2,536	923
Other accrued expenses	2,757	1,014
	$32,365	$24,677
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
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of September 30, 2022, the Company had letters of credit aggregating to $4.4 million outstanding under the 2021 Facility and available borrowings of $95.6 million. As of September 30, 2022, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
9.    COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million within sales tax payable on the Company’s condensed balance sheets as of September 30, 2022, and December 31, 2021, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of September 30, 2022 were $61.3 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed financial statements.
The Company currently has legal actions against it with respect to its litigation with Strategic Partners, Inc., Miracle Ventures I, LP, and a putative securities class action against the Company and certain of its executive officers and directors.
The Company believes these claims are without basis or merit, and intends to vigorously defend against such claims. Accordingly, an accrual for any potential liability has not been recorded.
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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the three and nine months ended September 30, 2022 was $0.8 million and $2.0 million, respectively. Short-term lease expense for the three and nine months ended September 30, 2022 was $0.9 million and $2.0 million, respectively.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at September 30, 2022 were as follows:

Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	2.4%
Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at September 30, 2022, were as follows (in thousands):

Remainder of 2022	$848
2023	3,458
2024	3,578
2025	3,703
2026	2,346
Thereafter	7,418
Total lease payments	$21,351
Less: Imputed interest	1,452
Total lease liabilities	$19,899
Other Information
Cash payments included in the measurement of the operating lease liabilities were $1.7 million for the nine months ended September 30, 2022. Right of use assets obtained in exchange for operating lease liabilities were $4.7 million for the nine months ended September 30, 2022.
11.    STOCK-BASED COMPENSATION
On August 9, 2022, in connection with Heather Hasson’s appointment as the Company’s Executive Chair, the Company’s Board of Directors granted equity awards to Ms. Hasson with an aggregate grant date fair value equal to $24.9 million. The equity awards were granted under the Company’s 2021 Equity Incentive Award Plan and consisted of restricted stock units with a total grant date fair value of $11.3 million (the “RSU Award”) and nonqualified stock options with a total grant date fair value of $13.6 million (the “Option Award”). The RSU Award will vest in 10 substantially equal quarterly installments with the final installment vesting on December 31, 2024. The Option Award will vest and become exercisable in 29 substantially equal installments with the final installment vesting on December 31, 2024. The vesting of the RSU Award and the Option Award are, in each case, subject to Ms. Hasson’s continued service through each applicable vesting date. The Company measures and recognizes the grant date fair value of the RSU Award and Option Award based on its existing stock-based compensation policy.

12.    INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended September 30, 2022 and 2021, the Company’s effective tax rate was 65.8% and 27.7%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and officer excess compensation limitations.
For the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of $7.8 million and $2.7 million, respectively.
For the nine months ended September 30, 2022 and 2021, the Company’s effective tax rate was 49.3% and (243.3)%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and officer excess compensation limitations.
For the nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $17.3 million and $15.7 million, respectively.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% alternative minimum tax on corporations with book income in excess of $1 billion, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The effective date of these provisions is January 1, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company’s tax provision in future periods.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted

EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$4,044	$6,954	$17,795	$(22,152)
Denominator:
Weighted-average shares—basic	165,543,067	161,348,021	164,960,561	157,620,573
Effect of dilutive stock options	19,676,684	34,843,956	22,723,439	—
Effect of dilutive restricted stock	1,772,017	3,193,084	2,078,364	—
Weighted-average shares—diluted	186,991,769	199,385,061	189,762,364	157,620,573

Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	$0.04	$0.11	$(0.14)
Effect of dilutive stock options and restricted stock	—	(0.01)	(0.02)	—
Diluted earnings (loss) per share	$0.02	$0.03	$0.09	$(0.14)
The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings per share for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options to purchase common stock	6,616,871	38,121	4,391,646	40,577,427
Restricted stock units	1,641,630	—	1,130,795	4,601,922
14.    RELATED PARTY TRANSACTIONS
Tulco, LLC, a former stockholder, reimbursed the Company for certain of the Company’s professional fees in connection with the Company’s initial public offering. These reimbursements totaled $4.9 million and the Company received payment of the reimbursements during the third quarter of 2021.
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
We generate revenue by selling technically advanced apparel for the modern healthcare professional. Our offerings include scrubwear, as well as lifestyle apparel and other non-scrub offerings, such as lab coats, underscrubs, outerwear, loungewear, compression socks and footwear. We design all of our products in-house, leverage third-party suppliers and manufacturers to produce our raw materials and finished products, and utilize generally shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively manage every step of our product development and production process to ensure that our extremely high quality standards are met. We also have an efficient merchandising model—due to the largely non-discretionary, replenishment-driven nature of scrubwear, we maintain lessened inventory risk driven by a relatively high volume of repeat purchases and a focus on our core scrubs offerings. We primarily market and sell our products through our digital platform, consisting of our website and mobile app, to a rapidly growing community of loyal customers.
At September 30, 2022, we had approximately 2.2 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and nine months ended September 30, 2022, we had the following results compared to the same periods in 2021:
•Expanded our community of active customers by 23.6% from approximately 1.7 million at September 30, 2021 to approximately 2.2 million at September 30, 2022;
•Net revenues increased from $102.7 million to $128.6 million for the three months ended September 30, 2022, and from $290.9 million to $360.9 million for the nine months ended September 30, 2022, representing 25.2% and 24.1% year-over-year growth, respectively;
•Gross margin decreased 2.1 percentage points from 72.7% to 70.6% for the three months ended September 30, 2022, and 1.8 percentage points from 72.6% to 70.8% for the nine months ended September 30, 2022;
•Net income (loss) decreased from $7.0 million to $4.0 million for the three months ended September 30, 2022, and increased from $(22.2) million to $17.8 million in the nine months ended September 30, 2022;
•Net income (loss) margin decreased 3.7 percentage points from 6.8% to 3.1% for the three months ended September 30, 2022, and increased 12.5 percentage points from (7.6)% to 4.9% for the nine months ended September 30, 2022;
•Adjusted EBITDA decreased from $22.2 million to $21.0 million for the three months ended September 30, 2022, and from $73.3 million to $67.5 million for the nine months ended September 30, 2022, representing an Adjusted EBITDA Margin of 16.4% and 18.7%, respectively;
•Cash flows from operating activities decreased from $52.5 million to $(39.9) million for the nine months ended September 30, 2022; and
•Free cash flow decreased from $50.5 million to $(44.1) million for the nine months ended September 30, 2022.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

COVID-19 and Macroeconomic Update
During the quarter ended September 30, 2022, while the ongoing COVID-19 pandemic and the global macroeconomic environment have continued to negatively impact global supply chains and cause challenges to logistics, including elevated ocean freight transit times and elevated ocean and air freight rates, we began to see some improvements in ocean freight rates, transit times and reliability, as well as increased ocean freight capacity, compared to the first half of 2022.
To date, we believe we have generally managed effectively through COVID-19 supply chain challenges, including as a result of the largely non-discretionary, replenishment-driven nature of scrubwear. As we continued to seek to timely and cost effectively fulfill orders and ship products to our customers, in the quarter ended September 30, 2022 we continued to take measures to mitigate the impact of global supply chain challenges on our business. For example, to meet our customers’ expectations, we continued to ship goods earlier from our manufacturers and suppliers when possible to largely mitigate delays. We have also continued to use more expensive air freight, which, along with continued elevated ocean freight rates, increased our cost of goods sold. We expect we will continue to contend with elevated ocean and air freight rates and COVID-19 related supply chain challenges, and we intend to continue to use air freight and incur air freight expense from time to time and until supply chain challenges further normalize.
In the quarter ended September 30, 2022, we also continued to see sales trends soften due to adverse macroeconomic factors such as sustained inflationary pressures on consumer spending, which impacted our customers more than expected and resulted in sales below our expectations. While we believe our largely non-discretionary, replenishment-driven business model is resilient in challenging macroeconomic environments, we are not completely immune to current macroeconomic pressures, which we expect to affect our results of operations in the near term.
We also continued to experience higher than expected inventory receipts and inventory on hand, as a result of unanticipated improvements in ocean transit times and sales below our expectations, which in turn resulted in increased costs associated with storing such inventory. As a general matter, our inventory investments will fluctuate with the needs of our business. For example, entering new locations and expanding to new categories require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin. We plan to address our increased inventory by better coordinating shipments from our manufacturers where possible, accounting for improving transit days in our launch calendar, managing future inventory purchases and through promotional strategies. Nevertheless, because more than 85% of our production utilizes our main scrubwear fabric technology FIONx and a substantial amount of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round, we can hold greater inventory without significant risk of obsolescence or exposure to seasonality, and are generally able to time the sourcing of our raw materials and manufacture of our core scrubwear styles in core colors without being solely dependent on cyclical demand trends.
We continue to monitor the impacts of current macroeconomic conditions. An economic slowdown or recession, financial market volatility, changes in the labor market, geopolitical tensions, continuing supply chain disruptions, a reduction in consumer spending or an inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, could negatively impact our business and results of operations.
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

Results of Operations
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(as a percentage of net revenues)
Net revenues	$128,589	$102,696	100.0%	100.0%
Cost of goods sold	37,756	27,991	29.4	27.3
Gross profit	90,833	74,705	70.6	72.7
Operating expenses
Selling	31,940	19,945	24.8	19.4
Marketing	20,031	15,779	15.6	15.4
General and administrative(1)	27,652	28,430	21.5	27.7
Total operating expenses	79,623	64,154	61.9	62.5
Net income from operations	11,210	10,551	8.7	10.3
Other income (loss), net	605	(933)	0.5	(0.9)
Net income before provision for income taxes	11,815	9,618	9.2	9.4
Provision for income taxes	7,771	2,664	6.0	2.6
Net income and comprehensive income	$4,044	$6,954	3.1%	6.8%
(1) Includes stock-based compensation expense of $9.0 million and $7.3 million for the three months ended September 30, 2022 and 2021, respectively.
Net Revenues

	Three months ended September 30,		Change
	2022	2021	%
	(in thousands)
Net revenues	$128,589	$102,696	25.2%
Net revenues increased by $25.9 million, or 25.2%, for the three months ended September 30, 2022, compared to the same period last year. The increase in net revenues was driven primarily by an increase in orders from existing and new customers and, to a lesser extent, an increase in AOV.
Cost of Goods Sold

	Three months ended September 30,		Change
	2022	2021
	(in thousands)
Cost of goods sold	$37,756	$27,991	34.9%
Gross profit	90,833	74,705	21.6%
Gross margin	70.6%	72.7%	(210) bps
Cost of goods sold increased by $9.8 million, or 34.9%, for the three months ended September 30, 2022, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the third quarter of 2022 as compared to the same period in 2021.

Gross profit increased by $16.1 million, or 21.6%, for the three months ended September 30, 2022, compared to the same period last year, primarily due to the increase in the total number of orders, compared to the same period in 2021.
Gross margin decreased by 2.1 percentage points for the three months ended September 30, 2022, compared to the same period last year. The decrease in gross margin was primarily related to an increase in freight-in driven by increased utilization of more expensive air freight and elevated ocean freight rates and, to a lesser extent, a higher mix of promotional sales and product mix shift.
Operating Expenses

	Three months ended September 30,		Change
	2022	2021	%
	(in thousands)
Operating expenses:
Selling	$31,940	$19,945	60.1%
Marketing	20,031	15,779	26.9%
General and administrative	27,652	28,430	(2.7)%
Total operating expenses	79,623	64,154	24.1%
Operating expenses increased by $15.5 million, or 24.1%, for the three months ended September 30, 2022, compared to the same period last year and, as a percentage of net revenues, decreased by 0.6 percentage points, primarily driven by a decrease in general and administrative expenses as described below.
Selling expense increased by $12.0 million, or 60.1%, for the three months ended September 30, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 5.4 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher fulfillment expenses, including increased storage costs and, to a lesser extent, higher shipping expense as a result of rate increases.
Marketing expense increased by $4.3 million, or 26.9%, for the three months ended September 30, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 0.2 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in digital marketing, particularly within our social media channels. This increase was partially offset by leverage in brand marketing, particularly asset creation, as compared to the same period last year.
General and administrative expense decreased by $0.8 million, or 2.7%, for the three months ended September 30, 2022, compared to the same period last year and, as a percentage of net revenues, decreased by 6.2 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to an update to our accrual methodology for charitable donations, reimbursements of legal fees, and the absence of payroll tax expense associated with our follow-on offering in the prior year. This was partially offset by increased public company costs.
Other Income (Loss), Net

	Three months ended September 30,		Change
	2022	2021	%
	(in thousands)
Other income (loss), net	$605	$(933)	(164.8)%
Other income (loss), net increased for the three months ended September 30, 2022, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates.

Provision for Income Taxes

	Three months ended September 30,		Change
	2022	2021	%
	(in thousands)
Provision for income taxes	$7,771	$2,664	191.7%
Provision for income taxes increased by $5.1 million, or 191.7% for the three months ended September 30, 2022, compared to the same period last year, primarily due to an increase in non-deductible stock-based compensation expense and shortfall on the tax deductions related to stock-based compensation. The non-deductible stock-based compensation expense and shortfall on the tax deductions related to stock-based compensation resulted in an effective tax rate of 65.8% for the quarter, up from the same period last year.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Nine months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(as a percentage of net revenues)
Net revenues	$360,937	$290,892	100.0%	100.0%
Cost of goods sold	105,325	79,674	29.2	27.4
Gross profit	255,612	211,218	70.8	72.6
Operating expenses
Selling	80,801	56,282	22.4	19.3
Marketing	56,263	42,107	15.6	14.5
General and administrative(1)	84,142	118,280	23.3	40.7
Total operating expenses	221,206	216,669	61.3	74.5
Net income (loss) from operations	34,406	(5,451)	9.5	(1.9)
Other income (loss), net	683	(1,001)	0.2	(0.3)
Net income (loss) before provision for income taxes	35,089	(6,452)	9.7	(2.2)
Provision for income taxes	17,294	15,700	4.8	5.4
Net income (loss) and comprehensive income (loss)	$17,795	$(22,152)	4.9%	(7.6)%
(1) Includes stock-based compensation expense of $26.3 million and $68.3 million for the nine months ended September 30, 2022 and 2021, respectively.
Net Revenues

	Nine months ended September 30,		Change
	2022	2021	%
	(in thousands)
Net revenues	$360,937	$290,892	24.1%
Net revenues increased by $70.0 million, or 24.1%, for the nine months ended September 30, 2022, compared to the same period last year. The increase in net revenues was driven by both strong AOV growth and an increase in orders from existing customers and new customers.

Cost of Goods Sold

	Nine months ended September 30,		Change
	2022	2021
	(in thousands)
Cost of goods sold	$105,325	$79,674	32.2%
Gross profit	255,612	211,218	21.0%
Gross margin	70.8%	72.6%	(180) bps
Cost of goods sold increased by $25.7 million, or 32.2%, for the nine months ended September 30, 2022, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the nine months ended September 30, 2022 compared to the same period in 2021.
Gross profit increased by $44.4 million, or 21.0%, for the nine months ended September 30, 2022, compared to the same period last year, primarily due to the increase in the total number of orders, compared to the same period in 2021.
Gross margin decreased 1.8 percentage points for the nine months ended September 30, 2022, compared to the same period last year. The decrease in gross margin was primarily related to an increase in freight-in driven by higher utilization of more expensive air freight and elevated ocean and air freight rates.
Operating Expenses

	Nine months ended September 30,		Change
	2022	2021	%
	(in thousands)
Operating expenses:
Selling	$80,801	$56,282	43.6%
Marketing	56,263	42,107	33.6%
General and administrative	84,142	118,280	(28.9)%
Total operating expenses	221,206	216,669	2.1%
Operating expenses increased by $4.5 million, or 2.1%, for the nine months ended September 30, 2022, compared to the same period last year and, as a percentage of net revenues, decreased by 13.2 percentage points, primarily driven by a decrease in general and administrative expenses as described below.
Selling expense increased by $24.5 million, or 43.6%, for the nine months ended September 30, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 3.1 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher fulfillment expenses, including increased storage costs, and, to a lesser extent, higher shipping expense as a result of rate increases.
Marketing expense increased by $14.2 million, or 33.6%, for the nine months ended September 30, 2022, compared to the same period last year and, as a percentage of net revenues, increased by 1.1 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in brand marketing, including increased investments in our Ambassador Program and offline marketing.
General and administrative expense decreased by $34.1 million, or 28.9%, for the nine months ended September 30, 2022, compared to the same period last year and, as a percentage of net revenues, decreased by 17.4 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to a decrease in stock-based compensation expense.

Other Income (Loss), Net

	Nine months ended September 30,		Change
	2022	2021	%
	(in thousands)
Other income (loss), net	$683	$(1,001)	(168.0)%
Other income (loss), net increased for the nine months ended September 30, 2022, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates as well as a decrease in interest expense related to our revolving credit commitment fee.
Provision for Income Taxes

	Nine months ended September 30,		Change
	2022	2021	%
	(in thousands)
Provision for income taxes	$17,294	$15,700	10.2%
Provision for income taxes increased by $1.6 million, or 10.2% for the nine months ended September 30, 2022, compared to the same period last year, primarily due to an increase in non-deductible stock-based compensation expense. Our effective tax rate was 49.3% for the nine months ended September 30, 2022, up from the same period last year primarily due to the impact of non-deductible stock-based compensation.
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

	As of September 30,
	2022	2021
	(in thousands)
Active customers	2,154	1,743
We believe the growth in our net revenues per active customer demonstrates our increased value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers.

	As of September 30,
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Average order value	$112	$102	$112	$102
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

The following table reflects a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA Margin with Net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except margin)
Net income (loss)	$4,044	$6,954	$17,795	$(22,152)
Add (deduct):
Other income (loss), net	(605)	933	(683)	1,001
Provision for income taxes	7,771	2,664	17,294	15,700
Depreciation and amortization expense(1)	479	365	1,287	1,021
Stock-based compensation and related expense(2)	9,082	8,683	26,335	70,415
Transaction costs	—	800	—	1,139
Expenses related to non-ordinary course disputes(3)	254	1,791	5,458	6,207
Adjusted EBITDA	$21,025	$22,190	$67,486	$73,331

Net revenues	$128,589	$102,696	$360,937	$290,892
Net income (loss) margin(4)	3.1%	6.8%	4.9%	(7.6)%
Adjusted EBITDA Margin	16.4%	21.6%	18.7%	25.2%
(1) Excludes amortization of debt issuance costs included in “Other income (loss), net.”
(2) Includes stock-based compensation expense and payroll taxes related to equity award activity.
(3) Represents certain legal fees incurred in connection with the litigation claims described in the section titled “Legal     Proceedings” appearing in this Quarterly Report on Form 10-Q.
(4) Net income (loss) margin represents net income (loss) as a percentage of net revenues.
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
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(39,881)	$52,504
Less: capital expenditures	(4,256)	(2,008)
Free cash flow	$(44,137)	$50,496

Liquidity and Capital Resources
As of September 30, 2022 and December 31, 2021, we had $155.6 million and $195.4 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In December 2020, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A., providing for a revolving credit facility in an initial amount of up to $50.0 million (the “2020 Facility”). On September 7, 2021, we terminated the 2020 Facility.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (the “2021 Facility”). The 2021 Facility will mature in September 2026. As of September 30, 2022, we had no outstanding borrowings under the 2021 Facility (other than $4.4 million of outstanding letters of credit) and available borrowings of $95.6 million.
See Note 8 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
Our cash requirements have primarily been for working capital and capital expenditures. We believe that existing cash and cash equivalents and available borrowings under our 2021 Facility, if needed, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of international expansion efforts and other growth initiatives, the expansion of our marketing activities and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and cash requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital when needed or on terms acceptable to us. The inability to raise capital, if needed, would adversely affect our ability to achieve our business objectives.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(39,881)	$52,504
Net cash used in investing activities	(4,756)	(2,008)
Net cash provided by financing activities	2,789	75,325
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(41,848)	$125,821
Operating Activities
Cash (used in) provided by operating activities consists primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash (used in) provided by operating activities decreased by $92.4 million for the nine months ended September 30, 2022, compared to the same period last year. The decrease in operating cash flows was primarily due to a net change in operating assets and liabilities of $92.8 million driven by higher inventory purchases of $62.4 million, the timing of payments against accrued expenses of $7.5 million, the timing of cash collections related to accounts receivable of $6.9 million, and the timing of income tax payments of $6.9 million during the comparable nine month period in 2021.
Investing Activities
Cash used in investing activities relates to capital expenditures and other investing activities.

Cash used in investing activities increased by $2.7 million for the nine months ended September 30, 2022, compared to the same period last year. The change in investing cash flows was primarily due to an increase in capital expenditures and cash used for the purchase of held-to-maturity securities.
Capital expenditures during the nine months ended September 30, 2022 were primarily related to capitalized software development costs, purchases of computer equipment, and purchases of warehouse machinery.
Capital expenditures during the nine months ended September 30, 2021 were primarily related to purchases of computer equipment, furniture and fixtures, and included capitalized software development costs.
Financing Activities
Cash provided by financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash provided by financing activities of $2.8 million for the nine months ended September 30, 2022 was primarily attributable to proceeds from stock option exercises and employee stock purchases.
Cash provided by financing activities of $75.3 million for the nine months ended September 30, 2021 was attributable to proceeds from our IPO, capital contributions and proceeds from stock option exercises, partially offset by tax payments related to net share settlements on restricted stock units and payments of IPO issuance costs, net of reimbursements.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2021 Annual Report on Form 10-K.
Refer to Note 9 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the nine months ended September 30, 2022.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On February 22, 2019, Strategic Partners, Inc. (“SPI”), filed an action against us (later naming our Executive Chair and Chief Executive Officer (the “Founders”) in Los Angeles County Superior Court, in which SPI alleged, among other things, false advertising, unfair business practices, untrue and misleading advertising, intentional interference with prospective economic relations, conversion and breach of fiduciary duty. The case was removed to the U.S. District Court for the Central District of California (the “Central District”) in March 2019. On September 3, 2019, SPI filed an additional action against the Founders (later naming us) in Los Angeles County Superior Court covering the same subject matter as the previously filed federal action; this later state court action has been stayed until the conclusion of the Central District action. On August 10, 2021, the Central District partially granted our motion for judgment on the pleadings, dismissing without leave to amend certain of SPI’s claims for unfair business practices and the entirety of SPI’s claims for conversion, breach of fiduciary and aiding and abetting breach of fiduciary duty. Trial on the false advertising claims concluded on November 3, 2022, with the jury rendering a verdict fully in favor of FIGS, rejecting SPI’s claims and finding that FIGS did not engage in false advertising. The final determination of the trial court is subject to potential post-trial motions and appeals.
On November 1, 2021, Miracle Ventures I, LP (“Miracle Ventures”), a former FIGS stockholder, filed a complaint against us and the Founders in the U.S. District Court for the Southern District of New York, in which Miracle Ventures alleged causes of action for breach of fiduciary duty and fraud in connection with its decision to sell its shares of FIGS common stock to another FIGS stockholder in June 2017. On March 3, 2022, we filed a motion to dismiss the amended complaint. On November 1, 2022, the court granted our motion and dismissed the amended complaint, granting Miracle Ventures leave to attempt to replead only its breach of fiduciary claim within 14 days.

On November 1, 2022, Sean Ryan, individually and on behalf of all others similarly situated, filed a putative class action complaint against us and certain of our executive officers and directors in the United States District Court for the Central District of California. The complaint alleges, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements with respect to our use of air freight, supply chain, repeat customers and outlook between our initial public offering in May 2021 and May 2022. The complaint seeks unspecified compensatory damages, other equitable relief, and attorneys’ fees and costs. This action is in the earliest stages.
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
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, which update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our 2021 Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K and in our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.
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
We also receive a significant amount of visits to our digital platform via social media or other channels used by our existing and prospective customers. As eCommerce and social media continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. In addition, we currently receive a significant number of visits to our website and mobile app via search engine results. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, which could reduce the number of visits to our website, in turn reducing new customer acquisition and adversely affecting our results of operations. If we are unable to cost-effectively drive traffic to our digital platform, our ability to acquire new customers and our financial condition would suffer. Email marketing efforts are also important to our marketing efforts. If we are unable to successfully deliver emails to our customers or if our customers do not engage with our emails, whether out of choice, because those emails are marked as low priority or spam or for other reasons, our business could be adversely affected.
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
Our current operations and customer base are based largely in the United States, and our future growth depends in part on our ongoing expansion efforts outside of the United States. While we have shipping capabilities to Australia, Belgium, Canada, France, Germany, Ireland, Israel, Italy, New Zealand, the Netherlands, Spain, the United Arab Emirates and the United Kingdom, we have a limited number of customers and experience operating outside of the United States. We also have limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we may encounter obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.
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
•complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, customer product safety and data privacy and security frameworks, such as the EU General Data Protection Regulation 2016/679 (the “GDPR”) and the UK-only adoption of the GDPR;
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
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•political or social unrest or economic instability in a specific country or region in which we operate, including, for example, Russia’s invasion of Ukraine.
Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and results of operations.
Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations.
We currently rely on third-party global providers to deliver the products we offer on our website and mobile app. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing have in the past and may in the future adversely impact our margins and profitability. For example, the ongoing volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.
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
Our ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by other factors beyond our and/or these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war, or terrorism or other events specifically impacting other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. For example, a strike by employees of any of our third-party global providers or a port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we generally import our products into the U.S., could significantly disrupt our business. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
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
We rely on our sole fulfillment center in the City of Industry, California, which is operated by our third-party logistics provider, for all of our product distribution. We also rely on several additional third-party storage locations to house inventory. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on a warehouse management system to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment center and storage locations and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures. In addition, because all of our products are distributed from our City of Industry fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center and storage locations. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, our results of operations could be harmed.
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
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions (for example, because of effects on inventory supply and consumer demand caused by the current COVID-19 pandemic and high inflation rates), and economic conditions or consumer confidence in future economic conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased volatility in shipping times from our suppliers and manufacturers or sales below our expectations, we may experience excess inventory levels or a shortage of products available for sale. For example, volatility in ocean freight transit times and sales below our expectations as a result of inflationary pressure on consumer spending have from time to time resulted in increased level of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brand.
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
Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, fear of recession or entry into a recession and geopolitical events, which may adversely affect our business, financial condition and results of operations.
Macroeconomic conditions may adversely affect our business. While we believe our business is resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products may be adversely affected. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty in the global economy, and there has been significant shifts in consumer behavior and spending patterns as a result. Moreover, Russia’s invasion of Ukraine has resulted in the imposition of potentially prolonged, economic sanctions on Russia and other responses from the United States and other countries. This has also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets. As the adverse effects of this conflict continue to develop, consumer confidence may continue to be negatively impacted. Other factors affecting consumers’ spending levels include, among others: rising interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
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
We have in the past experienced, and may in the future experience, fluctuations in the cost of raw materials used in our products for reasons beyond our control. For example, our core scrubs fabric includes synthetic fabric, the components of which may experience price fluctuations. Our costs for raw materials are affected by, among other things, weather, customer demand, rising interest rates, inflation, geopolitical tensions, speculation on the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. In addition, the U.S. government’s ban on materials imported from the Xinjiang region of China, the source of a large portion of certain raw materials, including rayon, may impact global prices and availability of raw materials from which some of our products are made. Increases in the cost of raw materials could adversely affect our cost of goods sold, business, financial condition and results of operations.

Our business may be subject to uncertainty as a result of the COVID-19 pandemic.
The ongoing COVID-19 pandemic has negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic. As a result of these supply chain challenges, we have from time to time contended, and may continue to contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time to ship, goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time continue to use more expensive air freight in the future. For example, during the first nine months of 2022, we incurred increased freight costs as a result of global supply chain disruption, which adversely impacted our gross margin. If we continue to experience higher costs due to significant and sustained supply chain disruption, we may not be able to, or may not choose to, fully offset such higher costs through price increases, which could harm our business, financial condition and results of operations.
We continue to monitor the impacts of current macroeconomic conditions related to the COVID-19 pandemic. An economic slowdown or recession, financial market volatility, changes in the labor market and geopolitical tensions, continuing supply chain disruptions, a reduction in consumer spending, or inability for our suppliers, vendors or other parties with whom we do business to meet their contractual obligations, could negatively impact our business and results of operations.
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

Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict, such as the ongoing conflict in Ukraine, as well as health pandemics, including the ongoing COVID-19 pandemic, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including from time to time causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. Certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future. As a result of these supply chain challenges, we have from time to time contended, and may again contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time to ship, goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time need to continue to use more expensive air freight in the future. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower net income from operations, both in the short and long term.
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
•disruptions or delays in shipments across our supply chain, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters or health pandemics, or other transportation disruptions; and
•the impact of health conditions, including the ongoing COVID-19 pandemic, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.
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
Conducting business in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations, including those related to taxation, import and export tariffs and restrictions, economic sanctions and export controls, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters.
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
Finally, certain trade restrictions related to the Xinjiang region of China could impact our business. The U.S. Government has taken several steps to address forced labor concerns in the Xinjiang Uyghur Autonomous Region of China, including sanctions on specific entities and individuals; withhold release orders (“WROs”) issued by U.S. Customs and Border Protection (“CBP”) that prohibit the entry of imports of certain items from Xinjiang; and the Uyghur Forced Labor Prevention Act, which went into effect in June 2022, and imposes a rebuttable presumption against U.S. imports of any items from Xinjiang and specifically targets the cotton and apparel industry as high-priority sectors for enforcement. We do not intentionally source any products or materials from the Xinjiang region (either directly or indirectly through our supply chain) and we prohibit our suppliers and manufacturers from doing business with or sourcing from any company or entity located in China’s Xinjiang region. However, the presumptive ban on virtually all imports from that region could affect the global sourcing and availability of raw materials, such as rayon, used in the manufacturing of certain of our products and/or lead to our products being held for inspection by CBP and delayed or rejected for entry into the United States, which could unexpectedly affect our inventory levels, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to the Xinjiang region, our reputation could be harmed.
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
We anticipate the need to add additional fulfillment center capacity and have leased additional warehouse space to serve as storage centers as our business continues to grow. As we continue to add fulfillment capabilities, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex, and operating it will become more challenging. The expansion of our fulfillment center capacity may put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
We believe that due to the largely non-discretionary nature of healthcare apparel, our business is largely resistant to recessionary pressures. However, due to our limited operating history, we have not experienced a sustained recessionary period and therefore cannot predict the effect on our sales and profitability of a prolonged downturn in the economy. It is possible that a prolonged downturn in the economy in markets in which we sell our products may harm our business, financial condition and results of operations.
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
Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenues depend on the number of visitors who shop on our website and the volume of orders we can handle. Unavailability of our website or mobile app or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect customer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand, scale and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or mobile app or expand, scale and upgrade our technology, systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, features and accessibility of our website, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the eCommerce industry. Our or our third-party vendors’ inability to continue to update, improve and scale our website or mobile app and the underlying technology infrastructure could harm our reputation and our ability to acquire, retain and serve our customers, which could adversely affect our business, financial condition and results of operations.
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
We will need to continue to expand and scale our information technology systems and personnel to support recent and expected future growth. As such, we will continue to invest in and implement modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology and cybersecurity expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and adversely affect our business, financial condition and results of operations.
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
Like other eCommerce companies, we (along with our supply chain partners) are vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware and extortion-based attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities and other real or perceived cyberattacks. Additionally, as a result of the ongoing COVID-19 pandemic, while certain departments returned to the office on a hybrid basis in the third quarter of 2022, other functional areas of our workforce remain in a remote work environment, which has heightened the risk of these potential vulnerabilities. Furthermore, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports and other public disclosures required of public companies. We and our third-party vendors have from time to time been subject to cyber, phishing, social engineering and business email compromise attacks in the past, none of which individually or in the aggregate has led to costs or consequences that have materially impacted our business, however, we and our third-party vendors may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks or other incidents becoming more sophisticated or obscure and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

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
In addition to risks posed by new privacy laws, we could be, and have been from time to time, subject to claims alleging violations of long-established federal and state privacy and consumer protection laws. For example, the Telephone Consumer Protection Act (the “TCPA”) is a federal law that imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. The TCPA provides for substantial statutory damages for violations, which has generated extensive class-action litigation. In addition, class-action plaintiffs in the United States are employing novel legal theories to allege that federal and state eavesdropping/wiretapping laws and state constitutions prohibit the use of analytics technologies widely employed by website and mobile app operators to understand how their users interact with their services. Despite our compliance efforts, our use of text messaging communications or similar analytics technologies could expose us to costly litigation, government enforcement actions, damages and penalties, which could adversely affect our business, financial condition and results of operations.
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
Fines for certain breaches of the GDPR, or UK GDPR and Data Protection Act 2018, are up to the greater of 20 million Euros (or 17.5 million pound sterling respectively) or 4% of total global annual turnover, whichever is higher. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources and reputational harm.
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
Our success depends in large part on our brand image. We believe that our trademarks, design patents and other intellectual property rights have significant value and are important to differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for and obtained certain U.S. and foreign trademark registrations, design patents and design registrations and will continue to evaluate the registration of additional trademarks and designs and the application for additional design patents as appropriate. However, we cannot guarantee that any of our pending trademark or design patent applications will be approved by the applicable governmental authorities. Moreover, even if our applications are approved, third parties from time to time have, and may in the future, seek to oppose or otherwise challenge these registrations or other of our intellectual property rights. In addition, third parties from time to time have infringed, and may again in the future infringe, on our intellectual property rights. As a result, we from time to time have expended, and may again in the future expend, significant time and resources to defend or enforce our rights.
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
While we have historically transacted in U.S. dollars with our customers, and we currently denominate revenue from sales to international customers in U.S. dollars, we may transact directly in foreign currencies in the future as we expand offerings and operations internationally. Moreover, certain of our foreign operating expenses are denominated in the currencies of the countries and territories in which our third-party vendors are located. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our net revenues and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be lowered.
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
The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. Any investigations or inquiries by governmental agencies could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenues.
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
Substantially all of our products are currently manufactured outside of the United States. The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, export controls, trade sanctions, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.
Moreover, our products could be held for inspection by CBP, in connection with the U.S.’s trade restrictions related to the Xinjiang region of China, or for other reasons, which would cause delays and unexpectedly affect our inventory levels. CBP has also in the past and may in the future challenge or disagree with our classification of our imports, or our valuation or country of origin determinations. While we haven’t experienced material tariff liabilities in such instances, such challenges could in the future result in material tariff liabilities, including tariffs on past imports, as well as penalties and interest.
Changes in tax laws, including the recently enacted Inflation Reduction Act, may adversely impact our future financial position and results of operations. Our effective tax rate could also change as a result of various evolving factors, including changes in the scope of our operations.
Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks and a 15% alternative minimum tax on corporations with book income in excess of $1 billion. Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% which are expected to become effective January 1, 2024. As changes to U.S. federal income tax laws pursuant to the Inflation Reduction Act remain subject to additional guidance from the Internal Revenue Service and the Department of Treasury and the implementation of the BEPS framework remains subject to further negotiation, the extent to which any such changes to tax laws, statutes, rules, regulations or ordinances will ultimately impact our business is uncertain.
To the extent that changes in tax laws have a negative impact on us, our suppliers, manufacturers or our customers (including as a result of the Inflation Reduction Act which we are currently evaluating or the timing of the implementation of the global minimum tax rate under BEPS), such changes may adversely impact our business, financial condition, results of operations and cash flows. Finally, changes in the scope of our operations, including expansion to new U.S. and non-U.S. jurisdictions, could increase the amount of taxes to which we are subject (including as a result of the implementation of the global minimum tax rate under BEPS) and our effective tax rate.

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

Our stock price has been volatile and may continue to decline regardless of our operating performance, resulting in substantial losses for investors.
The market price of our Class A common stock has fluctuated significantly since our IPO, and may continue to fluctuate in response to numerous factors, many of which are beyond our control, including:
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
•sales of large blocks of our Class A common stock, including sales by Tulco, LLC’s Permitted Transferees, as defined in our amended and restated certificate of incorporation, our co-founders or our other executive officers or directors;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales (or concerted efforts by short sellers to spread negative information in order to gain a market advantage), hedging and other derivative transactions involving our capital stock;
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
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations have resulted and could continue to result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low.
Furthermore, short sellers may engage in manipulative activity intended to drive down the market price of target company stock. We have in the past been the subject of a short seller report containing certain allegations against us. While we reviewed the allegations in such report and believe them to be unsubstantiated, we may in the future become subject to additional unfavorable reports, which may cause us to expend a significant amount of resources to investigate such allegations and may lead to increased volatility in the price of our Class A common stock.
In the past, following periods of volatility, stockholders have sometimes instituted securities class action litigation against companies, and in November 2022, we had a putative securities class action filed against us. This or future litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.
The dual-class structure of our common stock may adversely affect the trading market for our Class A common stock.
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual-class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual-class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still fairly new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices in the longer term, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
As of September 30, 2022, we had stock options outstanding that, if fully exercised, would result in the issuance of 41,620,425 shares of Class A common stock including 30,915,451 shares that are exchangeable for an equal number of shares of Class B common stock by our co-founders, Mses. Hasson and Spear. All of the shares of common stock issuable upon the exercise of stock options, and the aggregate of 11,358,218 shares of Class A common stock reserved for future issuance under our 2021 Equity Incentive Award Plan and 2021 Employee Stock Purchase Plan, will be registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to then existing lock-up or market standoff agreements and applicable vesting requirements, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144.
Further, based on shares outstanding as of September 30, 2022, holders of 6,930,666 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of September 30, 2022.
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
Fluctuations in our quarterly results of operations from time to time have caused, and may again in the future cause, those results to fall below the guidance that we have provided to the public or the expectations of our investors and securities analysts, which could cause the trading price of our Class A common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our Class A common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish and other unanticipated issues may arise.
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
Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, including those operating in China, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future.
In addition, these types of events could negatively impact customer spending in the impacted regions or globally. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.

We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
We have been, are and may in the future become involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance, securities and other claims related to our business. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about our legal proceedings. While we intend to vigorously defend against such claims, these or any other proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	8-K	001-40448	3.1	6/2/2021
3.2	Amended and Restated Bylaws of FIGS, Inc.	8-K	001-40448	3.2	6/2/2021
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1#	Second Amended and Restated Employment Agreement by and between FIGS, Inc. and Heather Hasson, effective August 4, 2022.	8-K	001-40448	10.1	8/4/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: November 10, 2022	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Daniella Turenshine
	Name:	Daniella Turenshine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)