Form 10-K
period 2022-12-31
FIGS, Inc.
filed 2023-02-28
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40448
_______________________________________________________________
FIGS, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________

Delaware	46-2005653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2834 Colorado Avenue, Suite 100 Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (424) 300-8330
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	FIGS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's Class A Common Stock on the New York Stock Exchange on June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, was $1,153,336,659.
As of January 31, 2023, there were 159,383,436 shares of the Registrant’s Class A common stock, par value $0.0001, outstanding and 7,210,795 shares of the Registrant’s Class B common stock, $0.0001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include without limitation statements regarding our future results of operations and financial position, industry, business and macroeconomic trends, the impact of the COVID-19 pandemic and macroeconomic pressures, our use of ocean and air freight, our expectation that we may continue to contend with elevated ocean freight expense, air freight rates and global supply chain challenges, our plans for addressing increased inventory on hand, equity compensation, our marketing strategy, competition, market growth and our business strategy, plans and objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Additionally, we may provide information herein that is not necessarily “material” under the federal securities laws for SEC reporting purposes, but that is informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interest of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
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
•If we experience problems with our distribution and warehouse management systems, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.
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
•Our quarterly results of operations have from time to time, and may in the future fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our Class A common stock may decline.

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
We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through a convenient direct-to-consumer (“DTC”) digital platform, consisting of our website and mobile app. Our offerings include scrubwear and non-scrubwear, such as lab coats, underscrubs, outerwear, loungewear, compression socks, footwear and other lifestyle apparel. We primarily design all of our products in-house, leverage third-party suppliers and manufacturers to produce our product components and finished products, and generally utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively coordinate and supervise every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a dynamic merchandising model—due to the largely non-discretionary, replenishment-driven nature of scrubwear, we maintain lessened inventory risk driven by a relatively high volume of repeat purchases and a focus on our core scrubs offerings.
We also use our digital platform to celebrate Awesome Humans in aspirational, creative and unexpected ways, and we leverage social media platforms to listen to, engage with, understand and better serve our community at scale. Our Ambassador Program consists of Awesome Humans from around the world who represent a diverse cross-section of the healthcare industry and help us interact with our community and drive engagement. Our differentiated approach to creating authentic and meaningful relationships with our community has allowed us to build a growing base of approximately 2.3 million active customers as of December 31, 2022 who are passionate about and loyal to our brand.
In line with our purpose-driven mission, giving back is ingrained in everything we do at FIGS and has been from the beginning. When we started FIGS, we created an initiative called Threads for Threads to donate scrubs to healthcare professionals who work in resource-poor countries and lack the proper uniforms to do their jobs safely. To date, through Threads for Threads, we have donated hundreds of thousands of FIGS scrubs and other products to healthcare professionals in need around the world. We have also given in a variety of other ways, including through medical giving trips, tuition and student loan repayment grants, financial support to charitable organizations, and a wide range of other partnerships and giving initiatives that support our healthcare community and the communities that they serve every day. We also have developed an advocacy program designed to address some of the biggest challenges, including the need for equitable compensation, access to mental health services, workplace safety, reduced administrative burdens, and training, which are facing healthcare professionals today. In addition to our many other philanthropic efforts, advocacy at FIGS will continue to be an important way in which we support our community of Awesome Humans.
Our Market Opportunity
Healthcare Apparel Is a Large, Growing and Largely Non-Discretionary Industry.
The healthcare apparel market is a fundamentally attractive industry underpinned by its scale, recurring nature and compelling growth outlook. There are approximately 22 million healthcare professionals in the United States, according to the U.S. Census Bureau’s 2019 American Community Survey. Furthermore, according to the Bureau of Labor Statistics, as of September 2022, employment in healthcare occupations in the United States is projected to grow 13% from 2021 to 2031, much faster than the average for all occupations, adding about 2 million new jobs. With an expanding aging population, proliferation of chronic illness, greater access to healthcare in the United States and an increasing focus on health and wellness, the demand for healthcare professionals continues to grow.
In 2020, the total addressable market of the healthcare apparel industry was an estimated $12.0 billion in the United States alone and $79.0 billion globally, according to an April 2021 Frost & Sullivan study that we commissioned (the “Frost & Sullivan Study”). Unlike most other categories in the apparel sector, scrubwear, due to its frequent wear as a uniform, is largely non-discretionary, replenishment driven, recession resistant and much less susceptible to fashion or fad risk. Hospitals, medical offices, clinics and laboratories routinely require healthcare professionals such as doctors, nurses and medical technicians to wear scrubs, lab coats and other medical apparel during every shift, and the vast majority of medical professionals purchase their own uniforms. Supported by these key trends, the healthcare apparel industry is expected to demonstrate strong and consistent growth, with the total addressable market in the United States expected to grow by a 6.1% CAGR between 2020 and 2025, from approximately $12.0 billion to approximately $16.0 billion, according to the Frost & Sullivan Study.
The Industry Has Historically Lacked Innovation.
Prior to FIGS, the healthcare apparel industry had operated for over 100 years with little change or innovation. Despite attractive market fundamentals, the industry had been held back, and its consumers underserved, by legacy participants with outdated business models.
We believe that key limitations of industry incumbents include: (i) commoditized products that are notoriously ill-fitting, uncomfortable and lacking in design and functionality; (ii) limited non-scrubwear offerings; (iii) brand obscurity and limited brand loyalty resulting from sales under third-party licenses and lack of control over the product; (iv) antiquated distribution through a fragmented network of discount brick-and-mortar medical supply stores and lacking DTC distribution; (v) lack of a direct connection with the end customer; and (vi) structurally challenged margin profiles impacting incumbent manufacturers’ ability to invest in product innovation, marketing and customer experience.
The Industry is Fundamentally Changing.
We believe the healthcare apparel sector is positioned for continued strong growth driven by several key industry dynamics. The healthcare apparel industry is growing and we believe has demonstrated resilience across economic cycles, driven by the largely non-discretionary, replenishment-driven nature of scrubwear and the secular growth of the healthcare sector. Consumers continue to embrace the convenience of online and mobile shopping. For healthcare professionals who work long shifts and all hours of the day and night, the convenience of eCommerce is even more necessary. Lastly, consumers are increasingly attracted to, and interested in engaging with, purpose-driven brands using social media channels.
What Sets Us Apart
We believe that the following competitive strengths have been key drivers of our success to date and strategically position us for continued success.
Deeply Passionate, Loyal Community
By December 31, 2022, our deeply loyal community consisted of approximately 2.3 million active customers. Our brand awareness is driven largely by word of mouth among healthcare professionals who are passionate about FIGS, and whose passion quickly spreads through hospitals and healthcare institutions, where thousands of healthcare professionals often work in close proximity to one another. In addition, through our digital platform and social media presence, we provide venues for our community to engage with each other on common ground. We are proud that our products and digital platform are connecting healthcare professionals and bridging gaps that previously existed across varying disciplines and experience levels.
Authentic, Category-Defining Brand
FIGS is the first digitally native lifestyle brand outfitting healthcare professionals. Our brand represents high quality, functional, comfortable and stylish products combined with a seamless digital customer experience. We are purpose-driven with a mission to celebrate, empower and serve those who serve others, and this purpose resonates with our community. We collaborate with other highly regarded brands to further extend our brand reach and enhance our appeal with customers. Through our Ambassador Program, we have formed meaningful relationships with hundreds of Awesome Humans who help us reach millions of healthcare professionals around the world in an intimate, authentic and personalized way. Our strong brand affinity is demonstrated by our high Net Promoter Score (“NPS”) of +79 through December 31, 2022.
Industry-Leading Product Innovation
Our design philosophy is rooted in Technical Comfort™— the conviction that design, comfort and function are non-negotiable. As such, we deliver innovation across fabric, function, fit and style, all of which is led by comfort and performance. We strive to create the most innovative, functional, comfortable and stylish healthcare apparel in the industry designed to specifically address the needs of healthcare professionals—extraordinary people who deserve to look, feel and perform at their best. Our innovative products are designed, sourced and manufactured from the fiber level and our proprietary FIONx fabric technology is made from what we believe to be the best combination of materials, core-spun for maximum durability to withstand the demands of a healthcare professional’s work without sacrificing comfort. FIONx technical features include four-way stretch, anti-odor, anti-wrinkle, and moisture-wicking properties. Our scrubs also feature easy-to-access zippered pockets for professional and personal items such as stethoscopes, scissors, smartphones and ID badges. Our non-scrubwear, such as lab coats, underscrubs, outerwear, loungewear, compression socks and footwear, are also specifically designed for the needs and preferences of the healthcare community.
Digitally Native Direct-to-Consumer Strategy
Our business is powered by a digitally native DTC strategy, which offers significant competitive advantages and enables us to directly engage with and serve healthcare professionals. By owning all aspects of the customer experience, including website and app design, marketing content, storytelling and post-purchase customer engagement, we deliver an elevated, personalized and seamless experience.
Our DTC strategy also gives us access to valuable real-time customer data. We leverage our rich customer data set, bolstered by the inherent benefits of our DTC model, to serve our community more effectively and efficiently. We develop proprietary and customized data solutions designed to optimize our product innovation, inventory analytics, marketing efforts and operational efficiency. Our data team works directly with key functional areas of the Company, including apparel design and merchandising, customer acquisition and retention, demand forecasting and inventory optimization. This approach enables us to gather and manage extensive data, and rapidly and directly apply that data to deliver valuable insights that improve our core operating activities and decision-making processes, leading to operational efficiencies throughout our supply chain, inventory management and new product development. Our vast and growing data set also plays a critical role in driving new customer acquisition as well as in our community engagement and customer retention strategy.
Dynamic Merchandising and Product Launch Model
We have developed a dynamic merchandising strategy, anchored by our recurring, functional offering of 13 core scrubwear styles, which represented over 78% of our net revenues in 2022, and which we offer year-round in six core colors. To complement our scrubwear offering, we also offer non-scrubwear products, which together with our scrubwear, are intentionally designed to be worn as a Layering System from base layer to outer layer. We also launch limited edition colors, limited edition styles or new products almost every week, which not only drive excitement, but also drive our core business by encouraging recurring traffic to our digital platform. We utilize a disciplined buying approach for limited edition products, with generally shallow initial buys and data-driven repurchasing decisions to lower inventory risk, create scarcity and drive recurring demand. As an additional benefit, our product portfolio has resulted in a return rate of approximately 10% in 2021 and 2022, which is far lower than the broader online apparel return rates that tend to be in the 30% to 40% range.
Mission-Driven, Founder-Led Culture and Execution
Our co-founders, Heather Hasson and Trina Spear, who currently serve as our Executive Chair and Chief Executive Officer, respectively, are the visionaries of our company. Each serves a unique role—Ms. Spear executes on the Company’s strategic vision and operations, and Ms. Hasson focuses on developing product innovation. Together, their shared mission to celebrate, empower and serve those who serve others drives our company culture. We understand that authentically serving humans starts from within, and we are passionate about supporting our community and ensuring that our company reflects the world we want to live in. We are committed to operating responsibly and promoting ethical and sustainable business practices through our sourcing and manufacturing. We prioritize building a diverse, inclusive, equitable and supportive team that is driven by creativity and purposeful innovation.
Our Products
We approach product design with the healthcare professional in mind. We leverage customer data, customer feedback, focus groups and practitioner testing to provide us with an intimate understanding of how medical professionals move, work and interact with colleagues and patients. Our tight feedback loop through our digital platform and social media channels and our customer experience team enables us to quickly incorporate ideas from our community into our product design. We are constantly challenging ourselves to create the highest quality and most innovative fabrications, styles and product features that meet the unique needs of healthcare professionals. Our apparel is comfortable, durable, functional and stylish, all at an affordable price point. As a result of our efforts, healthcare professionals now have a destination to outfit themselves with products that allow them to look, feel and perform at their best.
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
There are two primary categories within the FIGS Layering System: scrubwear and non-scrubwear:
•Scrubwear. We redefined scrubs, engineering them for function and taking cues from performance sports apparel, to create exceptionally comfortable and technical products to help healthcare professionals look good, feel good and perform at their best. Within the scrubwear category, we have 13 core styles that are available on our digital platform year-round. These core scrubwear styles consist of three women’s scrub tops, four women’s scrub pants, two men’s scrub tops and four men’s scrub pants. We offer these core styles in six core colors and in limited edition colors. Additionally, we frequently launch limited edition scrubwear styles in both core and limited edition colors.
•Non-Scrubwear. Our non-scrubwear products are intentionally designed as an integrated system that complements our scrubwear, and are comprised of “base layer” and “outer layer” products. Base layer products are those designed to be worn under scrubs and include compression socks and underscrubs. Our underscrubs include sports bras, performance leggings and tops and super-soft pima cotton tops. Outer layer products include footwear, lab coats, and a variety of vests and jackets. Our non-scrubwear product offerings also include our FIGSPRO offerings, which is our polished and performance-driven, office-ready collection. We also partner with New Balance to design and offer shoes that provide greater slip-resistance, cushion and moisture-repellent qualities that our healthcare professionals need. We also offer necessities such as face masks, scrub caps, lanyards, badge reels, tote bags, baseball caps and beanies.
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
Our customers include a wide range of experience levels and areas of expertise, including registered nurses, nurse practitioners, orthodontists, dental hygienists, pharmacists, physical therapists, occupational therapists, veterinarians, sales representatives, estheticians, speech pathologists, emergency medical technicians, surgeons and healthcare administrators, among others. Due to the high proportion of our customer mix that is comprised of students and young professionals whose earnings will grow over the course of their careers, we believe we are well positioned to retain and increase engagement of these customers, expanding our share of their uniform and lifestyle wardrobe over time.
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
Marketing campaigns. Most of our creative assets are created in-house, allowing us to launch campaigns at an accelerated pace to celebrate the products we bring to market and the people who will wear them. We launch fully integrated marketing campaigns that feature Awesome Humans in larger-than-life scenarios, bringing the people, their profession and our brand to life. We also launch campaigns highlighting our product innovation and the story behind FIGS. Campaigns are launched through a holistic, multi-media strategy, where hero messaging and imagery are woven through every platform, including email, digital, display, site, direct-mail, commercials, social media and ambassadors. We believe our campaigns and inspiring messaging contribute to high brand affinity among our community.
Social Media. We were the first healthcare apparel company to have a significant presence on social media. We use social media to foster a dialogue with our community and grow an enthusiastic, highly engaged fan base. Today, we have over 820,000 followers on Instagram, which is over twice the number of followers of our nearest competitor. We are proud of our robust following and above-average engagement rate. Social media is the primary place for our community to congregate, share stories, follow product launches and interact with our brand, and in turn, our community shares feedback that informs our product and content decisions. We strive to create content that has value and purpose—whether to amplify a cause, make people laugh, or to celebrate and educate about our product—and social media is where our creativity and deep connection to our community meet.
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
Performance Marketing
Our performance marketing aims to offer the right products to the right healthcare professionals at the right times. Our sophisticated performance marketing efforts include retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our app. When combined with our community-driven brand marketing, our performance marketing supports attractive customer acquisition and retention metrics. Because we can pinpoint specifically who our customers are and where they live and work, we are able to target them with greater efficiency and less expense than other companies whose customers come from a much less defined group.
Our TEAMS Business
We have built a differentiated B2B custom platform, known as TEAMS, to revolutionize, consumerize and elevate what had previously been an outdated buying process for institutional customers. Through TEAMS, healthcare administrators and institutions can seamlessly and efficiently solicit individual orders and buy FIGS products for their organizations. Our TEAMS business is centered around partnering with institutional departments and medical offices that wish to standardize and professionalize their organizations’ uniforms.
Our Data Analytics
Data is an essential and embedded capability throughout our organization. Our data team works directly with key functional areas of the Company. This approach enables the harvesting and management of extensive data, the development of a suite of proprietary tools, and the direct and rapid application of those data and tools to improve core operating activities and decision-making processes throughout the Company.
The scale of our data is vast and growing. Our rich data set is blended from first-party, deterministic and observed behaviors, a complementary, expanded set of enriched elements and hundreds of data attributes associated with millions of customers. In addition, we have established a unique approach to capturing granular data from all stages of the order journey. These data sets are used to build proprietary data science solutions applied to key functions across the company, including product development, supply chain, merchandising and inventory management, and marketing.
Our Technology
In addition to our use of data analytics, we internally develop custom, proprietary technology solutions where doing so would be a true differentiator and core to the unique needs of our community, and we otherwise leverage best-of-breed, third-party components and software to help build out our platform capabilities. Consistent with this philosophy, we created our own headless digital platform, which is a fully customized front-end architecture that allows our community of healthcare professionals to experience features and functionality that are specifically tailored to their needs. We then combine that customized presentation layer with the backend engine from Shopify, which is a proven and industry-leading e-commerce solution. We have also developed a customized iOS app to drive more meaningful engagement with our healthcare community. The features of our app extend beyond enhancing the purchase experience, enabling us to connect more deeply with our healthcare community through relevant, educational content, personalization and wellness support. By pairing our own in-house technology with cloud software, we have been able to create a truly differentiated user experience that we can adjust as necessary while also leveraging engineering talent from some of the best SAAS companies in the world to scale rapidly and efficiently.
Our Supply Chain
We have built a supply chain that is optimized for our business and through which we control the design, development and fulfillment of our products.
Manufacturing
We have a diversified and flexible supply chain that leverages third-party suppliers and manufacturers to produce our product components and finished products. We directly and actively coordinate and supervise every step of our product development and production process. The extent to which we manage production is differentiated from the typical model of primarily relying on third-party agents to manage production. We believe our approach has enabled us to produce premium products through greater control of the end-to-end production process.
Our in-house innovation and design team works closely with our suppliers to develop the materials for our products that meet our exact specifications for comfort, stretch, durability, functionality and performance. In 2022, approximately 85% of our production utilized our main scrubwear fabric technology FIONx, which enables us to achieve consistency and scale. Our in-house production team selects our fabric and trim suppliers, directly manages the relationships between these suppliers and our finished product manufacturers, and drives our production allocation strategy and production schedules.
The 13 core scrubwear styles that we produce year-round represented over 78% of our net revenues in 2022. Similar to our core FIONx fabric, the continuous production of our core scrubwear styles provides us with consistency and scale in our production. We manage a diversified supply chain, which spanned 9 countries and consisted of approximately 34 global production partners as of December 31, 2022.
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
We purchase our finished product from our manufacturers on a purchase order basis and do not have any long-term agreements requiring us to use any supplier or manufacturer. We generally have long-standing relationships with our vendors, which are strengthened by the consistency and longevity of our core fabric and core style profile. We also source new suppliers and manufacturers to support our ongoing innovation and growth, particularly in our non-scrubwear categories.

Ethical Practices
We contractually commit all of our direct suppliers and manufacturers (“Tier I Suppliers”) to certain ethical requirements to help ensure they share our standards for quality of manufacturing, ethical working conditions and social and environmental sustainability practices. Our Tier I Suppliers are contractually required to adhere to the provisions of our Vendor Manual, through which they commit to providing working conditions that meet or exceed the labor standards established by the United Nations, local labor laws and the standards established by the Fair Labor Association. As part of our quality assurance procedures, FIGS team members visit all Tier I Suppliers on average two times each month, and they visit our Tier I Suppliers’ direct suppliers (“Tier II Suppliers”), to the extent nominated by FIGS, on average one time each month, to review their operations and our quality requirements. Further, pursuant to our Vendor Manual, our Tier I Suppliers are contractually required to hold Tier II Suppliers to substantially the same standards to which we hold our Tier I Suppliers, regardless of whether such Tier II suppliers are subject to our monthly reviews.
In line with our values, and in addition to having deep long-standing partnerships with our Tier I Suppliers, we also require all of our Tier I Suppliers to be certified through the Worldwide Responsible Accredited Production (“WRAP”) program, which is an organization focused on promoting safe, lawful, humane and ethical manufacturing. Through their commitment to adhere to our Vendor Manual, all of our Tier I Suppliers are contractually required to commit to upholding these standards. As part of our Tier I Suppliers’ required certification with WRAP, they commit to regular audits by WRAP directly to promote their compliance with WRAP’s 12 Principles, which are: (1) compliance with laws and workplace regulations, (2) prohibition of forced labor, (3) prohibition of child labor, (4) prohibition of harassment and abuse, (5) compensation and benefits, (6) hours of work, (7) prohibition of discrimination, (8) health and safety, (9) freedom of association and collective bargaining, (10) environment, (11) customs compliance and (12) security.
WRAP awards Gold certifications to facilities that demonstrate full compliance with WRAP’s 12 principles, and WRAP awards Platinum certifications to facilities that have demonstrated full compliance with WRAP’s 12 principles for three consecutive certification audits. Platinum facilities are required to successfully pass every WRAP audit with no corrective actions or observations and maintain continuous certification without gaps. All FIGS Tier I Suppliers must have a Gold or Platinum certification in order to continue to work with us, and we have a contractual right to terminate, without a cure period, our relationship with any Tier I Supplier who fails to meet our ethical standards.
Warehouse and Embroidery
We distribute our products from our fulfillment center located in City of Industry, California, where we have created an innovative warehouse-within-a-warehouse model at our third-party logistics provider’s site. Within this space, we also operate a technology-enabled embroidery workshop, through which we offer text and logo embroidery on scrub tops, lab coats and outerwear, enabling our healthcare professionals to tell the world who they are and what they do. Our embroidery workshop is fully staffed by FIGS embroidery team members who complete the application and quality control of our embroidery product. We also rely on several additional third-party storage locations in Southern California to house inventory and we regularly evaluate our distribution infrastructure and capacity to ensure that we are able to meet our anticipated needs and support our continued growth.
Our People and Human Capital
Our company culture mirrors our mission to celebrate, empower and serve those who serve others. We understand that authentically serving humans starts from within, and we are passionate about supporting our community and enabling our company to reflect the world we want to live in.
As of December 31, 2022, we employed 313 team members in the United States across our Santa Monica, California headquarters, our City of Industry, California fulfillment center location and remote locations. As of December 31, 2022, 93% of our employees were permanent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
As of December 31, 2022, our workforce predominantly remains in a hybrid work environment, and we have provided resources to enable employees to effectively manage remote work, such as web conferencing and project collaboration solutions and equipment and supplies for at-home offices. We expect headcount growth to continue for the foreseeable future, particularly as we continue to focus on recruiting employees to continue to bolster functions across the Company, including design, innovation, engineering and functions related to our operations as a publicly traded company, as well as other functions, to support our expected growth. We pride ourselves on hiring team members who not only have the skills required to perform their respective roles, but also share in the mission to celebrate, empower and serve those who serve others.
Diversity, Equity and Inclusion
We prioritize building a diverse, inclusive, equitable and empowered team representing a mix of gender, racial and ethnic backgrounds, industries, and levels of experience, and utilize dedicated technology from a leading third-party provider to drive inclusive hiring at every level. We also continuously assess our hiring process to identify areas for development and to improve our inclusive hiring strategies. We are deeply committed to creating a diverse and inclusive team through new sourcing methods, reducing unconscious bias across the recruitment life cycle and promoting fair and consistent hiring practices.
Our hiring methods currently include (1) utilizing special tools to review all communications to candidates to facilitate the use of inclusive language and (2) leveraging a bias scanner within our applicant tracking system to hide pictures or mask other elements that could introduce bias into the hiring process. We are also in the process of elevating our talent acquisition curriculum to include broader interview training on diversity and inclusion best practices.
Based on data collected in January 2023, we are proud that:
•38% of our board of directors identified as women and 25% identified as members of underrepresented racial or ethnic groups;
•approximately 70% of our leadership team identified as women, 30% identified as men and 30% identified as members of underrepresented racial or ethnic groups; and
•approximately 66% of our total workforce identified as women, 31% identified as men, 1% identified as non-binary, 1% identified as agender and 58% identified as members of underrepresented racial or ethnic groups.
We are also proud that in 2022 approximately:
•60% of our employee applicants identified as members of underrepresented racial or ethnic groups; and
•52% of our newly hired employees identified as members of underrepresented racial or ethnic groups.
Compensation and Benefits
We aim to offer highly competitive compensation and benefits designed to enable us to attract, retain and motivate exceptional talent. Our 2021 equity incentive award plan additionally provides for grants of equity awards to employees. We are proud that we grant all new hires equity as part of their total compensation package, which we believe fosters a stronger sense of ownership and aligns our employees’ interests with the interests and growth of the Company.
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
Culture and Perks
We believe that to be successful, each of our employees must feel empowered to show up as their true authentic selves. As we continue to grow, we are proactive in enabling every single person at FIGS to have a platform to be seen, heard and celebrated. To accomplish this goal, we are intensely focused on our culture, team-building initiatives and well-being. Our employee-led Culture Committee strives to foster an empowering, supportive and healthy experience for all FIGS employees and helps enable all FIGS voices to be represented and heard, by routinely organizing Company-wide events and initiatives focused on diversity and inclusion. Our Culture Committee programming also provides a way for our employees to give back to the community, driving connections and making an impact on a wide variety of organizations in need.

Safety
We are committed to the health and safety of our employees. The core elements of our employee health and safety strategy are risk analysis, incident management and training, including for our team members at our fulfillment center, and we ensure that our third-party logistics provider, which operates our fulfillment center, maintains robust safety practices as well. We also maintain a whistleblower hotline through which employees can report health and safety risks, among other concerns.
During the year ended December 31, 2022, due to the COVID-19 pandemic, we also continued to implement safety protocols to protect our employees when working on-site, including protocols regarding social distancing and face coverings, temperature checks and testing.
Competition
Competition in the healthcare apparel industry is principally on the basis of product quality, innovation, style, price, brand image, distribution model, as well as customer experience and service. The healthcare apparel industry includes established companies as well as new entrants. We compete against wholesalers of healthcare apparel, such as Careismatic Brands, Barco Uniforms, Landau Uniforms and Superior Group of Companies. Additionally, we compete with healthcare apparel aggregated retailers, such as Scrubs & Beyond and Uniform Advantage, as well as DTC brands such as Jaanuu and Mandala. We also may face competition from large, diversified apparel brands with name recognition and well-established sales, manufacturing and distribution infrastructure that choose to expand into the production and marketing of healthcare apparel. One such brand, Fabletics, has recently done so.
We believe we have competitive advantages from our technical product innovation, our focus on empowering the community of healthcare professionals, and our high quality brand image. In addition, we believe our digitally native DTC distribution strategy differentiates us from the industry incumbents and allows us to establish personal customer relationships and more effectively support healthcare professionals. Furthermore, while we also compete against other DTC companies, we believe the greater relative scale of our business provides us with a competitive advantage. We are also differentiated by our commitment to community-based marketing that increases brand awareness and strengthens customer loyalty.
Government Regulation
In the United States and the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, environmental, health, and safety (“EHS”) regulations, product labeling regulations, product safety regulations and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (“CPRA”), the General Data Protection Regulation 2016/679 (“GDPR”), the UK Data Protection Act 2018 and the UK General Data Protection Regulation, (together “UK GDPR”), the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area and relevant legislation in the UK. Our products sold outside of the United States may be subject to tariffs, treaties and various trade agreements, as well as laws affecting the importation of consumer goods.
We monitor changes in these laws and believe that we are in material compliance with applicable laws. While compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources, for the fiscal year ended December 31, 2022 compliance with these laws and regulations, including any applicable environmental regulations, has not had, and in any material subsequent period is not expected to have, a material effect on our capital expenditures, results of operations or competitive position.
Intellectual Property
To establish and protect our proprietary rights, we rely on a combination of trademark, patent, copyright and trade secret laws, as well as contractual restrictions in license agreements, confidentiality and non-disclosure agreements and other contracts. Our intellectual property is an important component of our business, and we believe that our know-how and continuing innovation are important to developing and maintaining our competitive position. We also believe having distinctive marks that are readily identifiable on our products is an important factor in continuing to build our brand and distinguish our products. We consider the FIGS name and Cross & Shield Logo trademarks to be among our most valuable intellectual property assets. In addition, we have applied to register or have registered the trademarks for several of our fabrics and product names, and have also sought and/or obtained trademark registrations for several of our taglines.

As of December 31, 2022, we owned 11 U.S. trademark registrations, had 18 pending U.S. trademark applications, owned 81 foreign trademark registrations and had 72 pending foreign trademark applications.
As of December 31, 2022, we had 12 granted U.S. design patents, eight pending U.S. design patent applications, 62 granted foreign design registrations and 28 pending foreign design applications, which relate to our core scrubwear and other apparel designs. The term of protection for design patents and design registrations is limited in duration and depends on the jurisdiction in which they are granted. The terms for our issued design patents in the U.S. extend 15 years from the date of patent grant.
If the foreign design registrations issued to us for our core scrubwear and apparel are maintained until the end of their terms, they are expected to expire in the years ranging between 2030 and 2047, at which point we intend to renew them, to the extent they are renewable. Some of our issued U.S. design patents will expire in 2036, while others will expire in 2037. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective.
Seasonality
For information regarding the seasonality of our business, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Corporate and Available Information
We were formed in 2013 as FIGS, Inc., a Delaware corporation. Our principal executive offices are located at 2834 Colorado Avenue, Suite 100, Santa Monica, California 90404 and our telephone number is (424) 300-8330. Our website address is www.wearfigs.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report on Form 10-K.
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, on our Investor Relations website at https://ir.wearfigs.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. Investors in the Company and others should note that we disseminate material information to the public about the Company, products and services and other matters through various channels, including the Investor Relations portion of our website (ir.wearfigs.com), Company blog, press releases, SEC filings and public conference calls and webcasts in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages its investors and others to review the information it makes public on the Investor Relations portion of its website, however such information is not incorporated by reference into this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Our business involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and in our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.
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
We are an apparel and lifestyle brand for healthcare professionals. As a result, our success depends in part on our ability to create apparel for healthcare professionals, as well as to anticipate and react to changing customer demands in a timely manner. All of our products are subject to changing customer preferences that cannot be predicted with certainty. If we do not continue to introduce new products or innovations on existing products in a timely manner or our new products or innovations are not accepted by our customers, or if our competitors introduce similar products in a more timely fashion, our brand or our position as a leader in healthcare apparel could be harmed.
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
We compete in the healthcare apparel industry, principally on the basis of product quality, innovation, style, price, brand image, distribution model, as well as customer experience and service. The industry is highly competitive and includes established companies as well as new entrants. Some of our competitors also have longer operating histories, larger market share and greater resources than we do.
We compete against wholesalers of healthcare apparel, such as Careismatic Brands, Barco Uniforms, Landau Uniforms and Superior Group of Companies. Additionally, we compete with healthcare apparel specialty retailers, such as Scrubs & Beyond and Uniform Advantage as well as digitally native brands such as Jaanuu and Mandala. We also currently and in the future may continue to face competition from large, diversified apparel brands with name recognition and well-established sales, manufacturing and distribution infrastructure that choose to expand into the production and marketing of healthcare apparel. One such brand, Fabletics, has recently done so.
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
We are dependent on our ability to continue to identify, attract, develop and retain qualified and highly skilled team members. In particular, we are highly dependent on the services of our co-founders, Heather Hasson and Trina Spear, who serve as our Executive Chair and Chief Executive Officer, respectively, and who are critical to the development of our business, future vision and strategic direction. We also heavily rely on the continued service and performance of other members of our senior management team. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.
Additionally, the loss of any key team members could make it more difficult to manage our operations research, development, production and marketing activities, reduce our employee retention and net revenues and impair our ability to compete. Although we have entered into employment agreements with certain key team members, these agreements have no specific duration and constitute at-will employment. We have not obtained key man life insurance policies on any of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
Competition for highly skilled team members is often intense, especially in Southern California, where our headquarters is located. We may not be successful in attracting or retaining qualified team members to fulfill our current or future needs. We may experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Failure to manage our employee base and hiring needs effectively, including successfully integrating our new hires, or to retain and motivate our current team members may adversely affect our business, financial condition and results of operations.
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
•    complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, customer product safety and data privacy and security frameworks, such as the EU General Data Protection Regulation 2016/679 (the “GDPR”) and the UK GDPR;
•the potential need to utilize new suppliers or comply with additional regulations regarding our suppliers, supply chain or value chain;
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
We currently rely on third-party global providers to deliver the products we offer on our website and mobile app. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing have in the past and may in the future adversely impact our margins and profitability. For example, the ongoing volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, has from time to time resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.
In addition, the operations of the third-party providers on which we rely from time to time have been, and may in the future be, disrupted by the ongoing COVID-19 pandemic. For example, strained parcel carrier networks have from time to time resulted in extended outbound shipping times generally and additional shipping costs. The COVID-19 pandemic or any future pandemic, epidemic or outbreak of an infectious disease may also continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business and results of operations.
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
If we experience problems with our distribution and warehouse management systems, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.
We rely on our sole fulfillment center in the City of Industry, California, which is operated by our third-party logistics provider, for all of our product distribution. We also rely on several additional third-party storage locations to house inventory. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on a warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment center and storage locations and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures. In addition, because all of our products are distributed from our City of Industry fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center and storage locations. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.
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
In addition, operations at our fulfillment center may also be disrupted by the ongoing COVID-19 pandemic. For example, like other similarly situated companies, as a result of the COVID-19 pandemic we have from time to time experienced, and may from time to time experience in the future (including as a result of any future pandemic, epidemic or outbreak of an infectious disease), inbound shipping delays of our product and labor shortages in our fulfillment center that impact our ability to fulfill orders on the timeline to which we have been accustomed. The COVID-19 pandemic may continue to adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party logistics provider, which could negatively impact our business and results of operations.
If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions (for example, because of effects on inventory supply and consumer demand caused by the current COVID-19 pandemic and high inflation rates), and economic conditions or consumer confidence in future economic conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased volatility in shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, volatility in ocean freight transit times and sales below our expectations as a result of inflationary pressure on consumer spending have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brand.
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
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products may be adversely affected. Currently, the repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty in the global economy, and there has been significant shifts in consumer behavior and spending patterns as a result. Moreover, the COVID-19 pandemic and Russia’s invasion of Ukraine have also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets, and as a result consumer confidence may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: rising interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
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
We have in the past experienced, and may in the future experience, fluctuations in the cost of raw materials used in our products for reasons beyond our control. For example, our core scrubs fabric includes synthetic fabric, the components of which may experience price fluctuations. Our costs for raw materials are affected by, among other things, weather, customer demand, rising interest rates, inflation, geopolitical tensions, volatility in the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. In addition, the U.S. government’s presumptive import ban on materials mined, produced, or manufactured wholly or in part in the Xinjiang region of China, the source of a large portion of certain raw materials, including rayon, may impact global prices and availability of raw materials from which some of our products are made. Increases in the cost of raw materials could adversely affect our cost of goods sold, business, financial condition and results of operations.
Our business may be subject to uncertainty as a result of the COVID-19 pandemic.
The ongoing COVID-19 pandemic has negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic. As a result of these supply chain challenges, we have from time to time contended, and may continue to contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time to ship, goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, which has in the past increased our cost of goods sold, and we may from time to time continue to use more expensive air freight in the future. For example, during the year ended December 31, 2022, we incurred increased freight costs as a result of global supply chain disruption, which adversely impacted our gross margin. If we continue to experience higher costs due to significant and sustained supply chain disruption, we may not be able to, or may not choose to, fully offset such higher costs through price increases, which could harm our business, financial condition and results of operations.
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
The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Annual Report on Form 10-K, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, including periodic resurgences in many countries, and additional impacts may arise that we are not aware of currently.
Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.
We rely on third-party suppliers to manufacture our raw materials, product components and products, and our raw materials, product components and products may be available, in the short-term, from a limited number of sources. We choose not to enter into long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials, product components and products, and typically transact business with our suppliers on an order-by-order basis. We also compete with other companies for raw materials and production.
As of December 31, 2022, we source the vast majority of the fabrics used in our products from two third-party suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with a limited number of manufacturing partners that produce our products in facilities located in South East Asia, China and South America, with the vast majority of our products as of December 31, 2022 being produced by our three largest manufacturing suppliers in South and South East Asia. We are continuously working to diversify our sourcing and manufacturing capabilities.
We may experience a disruption in the supply of fabrics, raw materials or product components from current sources, and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significantly increased demand, or if we need to replace or discontinue our relationship with an existing supplier or manufacturer, which has occurred from time to time, we may be unable to locate additional supplies of fabrics, raw materials or product components or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards.
Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict, such as the ongoing conflict in Ukraine, as well as health pandemics, including the ongoing COVID-19 pandemic, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including from time to time causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. Certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future. As a result of these supply chain challenges, we have from time to time contended, and may again contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time, to ship goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, and we may from time to time need to continue to use more expensive air freight in the future, which has in the past and may in the future increase our cost of goods sold. For example, during the three months and year ended December 31, 2022, our gross margin was impacted by higher freight costs compared to the same periods in 2021, which we believe was as a result of inflation due, in part, to global supply chain disruptions and the COVID-19 pandemic. We continue to monitor the impact of inflation on raw materials, freight, labor, rent, and other costs in order to minimize its effects. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if we are unable, or choose not to, increase the selling prices of our products in proportion with these increased costs. Further, any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could also have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower net income from operations, both in the short and long term.
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
Substantially all of our suppliers and manufacturers are located outside of the United States, and as a result, we are subject to risks associated with doing business abroad, including:
•the imposition of new laws and regulations, including those relating to our due diligence of our supply chain as well as labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
•    political unrest or conflict, such as Russia’s invasion of Ukraine and the ongoing political crisis in Sri Lanka, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
•    reduced protection for intellectual property rights, including trademark protection, in some countries, particularly in China;
•    disruptions or delays in shipments across our supply chain, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters, including in connection with climate change, or health pandemics, or other transportation disruptions; and
•    the impact of health conditions, including the ongoing COVID-19 pandemic, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.
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
Ethical business practices are also driven in part by legal developments and by groups active in publicizing and organizing public responses to perceived ethical shortcomings. For example, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end of life considerations for products. While we have taken efforts to assess our suppliers, expectations on these matters are evolving rapidly. Compliance can be costly and, in certain cases, require us to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, denial of import for our products, or otherwise adversely impact our business. In addition to evaluating the substance of companies’ practices, such groups also often scrutinize companies’ transparency as to such practices and the policies and procedures they use to ensure compliance by their suppliers and other business partners. If we do not meet the transparency standards expected by parties active in promoting ethical business practices, we may attract negative publicity, regardless of whether the actual labor and other business practices adhered to by us and our independent manufacturers are consistent with ethical business practices. Such negative publicity could harm our brand image, business, financial condition and results of operations.
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
Our ability to operate in China may also be adversely affected by the COVID-19 pandemic. For example, China from time to time has, and in the future may again, enforce broad lockdowns in response to the COVID-19 pandemic, which has affected, and may in the future affect, our third-party suppliers’ and manufacturers’ ability to timely deliver raw materials, product components and products to us.
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
Increases in labor costs could also force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could adversely affect our business, financial condition and results of operations. In addition, the job market in Southern California, where our principal offices, fulfillment center and the majority of our employees are located, is very competitive. If prevailing rates are driven higher by market forces or otherwise but we fail to pay such higher wages, we could suffer increased employee turnover, adversely affecting our business. While none of our employees is currently covered by a collective bargaining agreement, any attempt by our employees to organize a labor union could also result in increased legal and other associated costs.
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
We anticipate the need to add additional fulfillment center capacity and technological functionality, and have leased additional warehouse space to serve as storage centers as our business continues to grow. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. The expansion of our fulfillment center capacity may put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
•    potential loss of key employees of acquired businesses; and
•    increased legal and accounting compliance costs
We may be unable to identify acquisitions or strategic relationships we deem suitable. Even if we do, we may be unable to successfully complete any such transactions on favorable terms or at all, or to successfully integrate any acquired business, facilities, technologies or products into our business or retain any key personnel, suppliers or customers. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, financial condition and results of operations could be adversely affected.
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
Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our historical pattern of sequential growth, as well as our decision to conduct select promotions during the holiday season, we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and we expect these trends to continue.
We may be unable to execute on our retail growth strategy.
We plan to open retail stores in the future. We believe that a brick-and-mortar presence will help to raise brand awareness and complement our online experience, offering customers an expanded omni-channel buying experience. We may, however, have to enter into long-term leases before we know whether our retail strategy or a particular geography will be successful. We may also face a number of challenges in opening stores, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In opening stores, we must provide our customers with a consistent experience. Our stores may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies.
In addition, operating retail stores creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while continuing to manage inventory at our fulfillment center. There can also be no assurance that our retail stores will achieve or maintain sales and profitability levels that justify the required investments. In addition, the failure of our retail stores to achieve acceptable results could lead to unplanned store closures and/or impairment and other charges. If this occurs, or if we are not able to manage or execute on our retail growth strategy, or if consumers are not receptive to the products, design layout, or visual merchandising in our stores, our business, financial condition and results of operations may be adversely affected.
Risks Related to Information Technology, Cybersecurity, Data Privacy and Intellectual Property
System interruptions that impair customer access to our website or other performance failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business, financial condition and results of operations.
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
If proprietary, confidential or sensitive information or personal data about our customers is disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks, our customers may curtail use of our website or mobile app, we may be exposed to liability and our reputation could suffer.
Operating our business and platform involves the collection, storage and transmission of proprietary and confidential data, as well as the personal information of our employees and customers. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography or other developments may result in our failure or inability to adequately protect sensitive information.
Like other eCommerce companies, we (along with our supply chain partners) are vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware and extortion-based attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities and other real or perceived cyberattacks. Additionally, our workforce predominantly remains in a hybrid work environment, which has heightened the risk of these potential vulnerabilities. Furthermore, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers may be vulnerable to heightened risks of cybersecurity incidents and from or affiliated with nation-state actors. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems or disruption of our ability to make financial reports and other public disclosures required of public companies. We and our third-party vendors have from time to time been subject to cyber, phishing, social engineering and business email compromise attacks in the past, none of which individually or in the aggregate has led to costs or consequences that have materially impacted our business, however, we and our third-party vendors may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks or other incidents becoming more sophisticated or obscure and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.
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
Furthermore, we may be required to disclose personal data pursuant to demands from individuals, data privacy advocates, regulators, government agencies and law enforcement agencies in various jurisdictions with conflicting data privacy and security laws. This disclosure or refusal to disclose personal data may result in a breach of privacy and data protection policies, notices, laws, rules, court orders and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand and inability to provide our products to customers in certain jurisdictions. Additionally, changes in the laws and regulations that govern our collection, use and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities and have an adverse effect on our business, financial condition and results of operations.
The actual or perceived failure to comply with federal, state or foreign laws and regulations or our contractual obligations relating to data privacy, data protection and customer protection, or the expansion of current or the enactment of new laws and regulations relating to data privacy, data protection and customer protection, could adversely affect our business and our financial condition.
We collect and maintain significant amounts of data relating to our customers and employees, and we face risks inherent in both handling large volumes of data and in protecting the security of such data. Our actual or perceived failure to comply with any federal, state or foreign laws and regulations, or applicable industry standards that govern or apply to our collection, use, retention, sharing and security of data, could result in enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. Laws and regulations in the United States and around the world restrict how information about individuals is collected, processed, stored, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal data. These laws and regulations are still being tested in courts, and they are subject to new and differing interpretations by courts and regulatory officials. We are working to comply with the privacy, security and data protection laws and regulations that apply to us, and we anticipate needing to devote significant additional resources to complying with these laws and regulations. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction or inconsistent with our current policies and practices.
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
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to data privacy, data security, and data breaches. For example, California enacted the California Consumer Privacy Act (the “CCPA”) which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. Further, in November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA, which took effect on January 1, 2023, creates obligations with respect to certain data relating to consumers as of January 1, 2022 and significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers, such as correction of personal information and additional opt-out rights, and creates a new entity, the California Privacy Protection Agency, to implement and enforce the law. Personal information we handle may be subject to the CCPA and CPRA, which may increase our compliance costs and potential liability.
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
In addition to fines and penalties that may be imposed for failure to comply with state laws, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal data. Our compliance with these changing, increasingly burdensome and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial condition. If we fail to comply with these regulations or requirements, we may be exposed to litigation expenses and possible significant liability, fees or fines. Further, any such claim, proceeding or action could harm our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers or an inability to process credit card payments and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
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
Further, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal data or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent with each other, and compliance in the event of a widespread data breach may be difficult and costly. We also may be required to notify consumers or other counterparties of a security incident, including a breach. Any actual or perceived security incident or breach, or breach of our contractual obligations, could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
Outside of the United States, certain foreign jurisdictions, including the European Economic Area (the “EEA”), and the UK, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EEA and the UK have adopted the GDPR or the UK GDPR respectively, which may apply to our collection, control, use, sharing, disclosure and other processing of data relating to an identified or identifiable living individual (personal data). The GDPR, UK GDPR and national implementing legislation in EEA member states and the UK impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); granting comprehensive rights for data subjects in regard to their personal data (including, for example, the right to access data, the right to be “forgotten” and the right to data portability); requirements to have data processing agreements in place to govern the processing of personal data on behalf of other organizations; introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, trainings and audits.
We also may be subject to specific requirements with respect to cross-border transfers of personal data out of the EEA and UK. Recent legal developments in the EEA and UK have created complexity and uncertainty regarding transfers of personal data out of Europe. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”), invalidated the EU-US Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield Framework. While the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”; a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Moreover, the European Commission released an implementation decision for a new set of SCCs on June 4, 2021, which requires us to use new SCCs since September 28, 2021, and the European Data Protection Board and national regulators have released related guidelines. The UK’s Information Commissioner’s Office has also published new standard contractual clauses for cross-border transfers of UK personal data under the UK GDPR (“UK Clauses”). This new documentation is mandatory for relevant data transfers beginning September 21, 2022; existing standard contractual clauses arrangements entered into prior to that date must be migrated to the new documentation by March 21, 2024. We may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. Reliance on the new SCCs or UK Clauses may require us to expend significant resources to comply with resulting obligations. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs or UK Clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operation.
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
The withdrawal of the UK from the European Union has created uncertainty with regard to the regulation of data protection in the UK.
Going forward, we may have to comply with multiple data protection regimes in the EEA and in the UK. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission could intervene if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid transfer mechanism and we may be required to implement new processes and put new agreements in place to continue making such transfers. The UK government is considering reforms to the UK GDPR and the UK data protection regime, which could lead to divergence from the EEA regime. There is a risk that any material changes which are made to the UK data protection regime could result in the Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the Commission deems the UK to no longer provide adequate protection for personal data. These changes may lead to additional costs and increase our overall risk exposure.
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
We are also subject to evolving privacy laws on cookies and e-marketing. In the EEA and UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Under the ePrivacy Directive, national implementation laws and relevant legislation in the UK, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR and UK GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. In the European Union, current national laws that implement the ePrivacy Directive are expected to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. As regulators, activists, consumer protection organizations and third parties increasingly enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
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
Any actual or perceived non-compliance with these rapidly changing laws, regulations or standards or our contractual obligations relating to data privacy, data protection and consumer protection by us or the third-party companies we work with could result in litigation and proceedings against us by governmental entities, consumers or others, fines and civil or criminal penalties for us or company officials, obligations to cease offerings or to substantially modify our business in a manner that makes it less effective in certain jurisdictions, negative publicity and harm to our brand and reputation, and reduced overall demand for our products, any of which could have an adverse effect on our business, financial condition and results of operations.
Government regulation of the internet and eCommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. Existing and future regulations and laws could impede the growth of the internet, eCommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, data privacy and data security, anti-spam, content protection, electronic contracts and communications, customer protection and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and customer data privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or eCommerce. It is possible that general business regulations and laws, or those specifically governing the internet or eCommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile app by customers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of our own non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition and results of operations.
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
We have obtained design patents in the United States and h corresponding industrial design registrations in other countries on certain aspects of some of our product designs, and we have applications pending for additional design patents and industrial design registrations. In addition, our products are made using our proprietary blends of raw materials, fabrics and fabric treatments, which results in products unique to us; however, we do not own the intellectual property rights for the underlying fabric technology, fabrics treatments or fabrics. Our ability to obtain intellectual property protection for our products is therefore limited. As a result, our current and future competitors may attempt to imitate our products and fabrics and do so at lower prices. If our competitors are successful in doing so, our net revenues and profitability could suffer.
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
While we have historically transacted in U.S. dollars with our customers, and we currently recognize revenue from sales to international customers in U.S. dollars, we may transact directly and recognize revenue in foreign currencies in the future as we expand offerings and operations internationally. Moreover, our products for sale in foreign countries are priced in the country’s local currency based primarily on an applicable currency exchange rate to the U.S. dollar, which we generally review and adjust periodically. To the extent the U.S. dollar strengthens relative to foreign currencies, prices for customers in foreign countries may be more expensive relative to that of competition in those markets, which may adversely affect our demand. Furthermore, the general purchasing power of customers in international markets is weakened by a stronger U.S. dollar. Certain of our foreign operating expenses are also denominated in the currencies of the countries and territories in which our third-party vendors are located. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our net revenues and results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected.
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
The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. Certain laws, particularly relating to EHS matters, may also impose liability without regard to fault or to the legality of the action at the time of occurrence. Any investigations or inquiries by governmental agencies could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, resulting in significant loss of net revenues.
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
Our ability to source and distribute our merchandise profitably or at all could be harmed if new trade restrictions and/or tariffs are imposed or existing trade restrictions become more burdensome.
Substantially all of our products are currently manufactured outside of the United States. The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. For example, the U.S. government has in recent years imposed increased tariffs on imports from certain foreign countries, and any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. While the U.S. government’s recent tariffs on certain imports from China only affect a small portion of our production, any such future tariffs by the United States or other countries could have a significant impact on our business.
We may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, but such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end customer; however, this could reduce the competitiveness of our products and adversely affect net revenues. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this Annual Report on Form 10-K, tariffs have not had a material impact on our business, but trade restrictions, including tariffs, quotas, export controls, trade sanctions, embargoes, safeguards and customs restrictions implemented by the United States or other countries, in connection with a trade war or otherwise could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.
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
Changes in tax laws, including the recently enacted Inflation Reduction Act of 2022, may adversely impact our future financial position and results of operations. Our effective income tax rate could also change as a result of various evolving factors, including changes in the scope of our operations.
Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, beginning in 2023, will impose a 1% excise tax on certain publicly traded company stock buybacks. Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% which are expected to become effective January 1, 2024. As changes to U.S. federal income tax laws pursuant to the IRA remain subject to additional guidance from the Internal Revenue Service and the U.S. Department of Treasury and the implementation of the BEPS framework remains subject to further negotiation, the extent to which any such changes to tax laws, statutes, rules, regulations or ordinances will ultimately impact our business is uncertain.
To the extent that changes in tax laws have a negative impact on us, our suppliers, manufacturers or our customers (including as a result of the IRA which we are currently evaluating or the timing of the implementation of the global minimum tax rate under BEPS), such changes may adversely impact our business, financial condition, results of operations and cash flows. Finally, changes in the scope of our operations, including expansion to new U.S. and non-U.S. jurisdictions, could increase the amount of taxes to which we are subject (including as a result of the implementation of the global minimum tax rate under BEPS) and our effective tax rate.

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
As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $1.4 million and $1.2 million, respectively. Unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have previously experienced ownership changes, and although such prior ownership changes have not materially limited our utilization of affected net operating loss carryforwards, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.
Risks Related to the Ownership of Our Class A Common Stock
Our stock price has been volatile and may continue to decline regardless of our operating performance, resulting in substantial losses for investors.
The market price of our Class A common stock has fluctuated significantly since our initial public offering (“IPO”), and may continue to fluctuate in response to numerous factors, many of which are beyond our control, including:
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
•    short sales (or concerted efforts by short sellers to spread negative information in order to gain a market advantage), hedging and other derivative transactions involving our capital stock;
•    general economic conditions in the United States and globally, such as a continued increase in inflation rates or interest rates;
•    other events or factors, including those resulting from war (such as Russia’s invasion of Ukraine), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section of our Annual Report on Form 10-K.
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
In the past, following periods of volatility, stockholders have sometimes instituted securities class action litigation against companies, and such litigation has been filed against us as well. This or future litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.
Our quarterly results of operations have from time to time, and may in the future fluctuate, and if our operating and financial performance in any given period does not meet the guidance that we have provided to the public or the expectations of our investors and securities analysts, the trading price of our Class A common stock may decline.
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
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual-class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual-class capital structure makes us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still fairly new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices in the longer term, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders may cause the price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, based on shares outstanding as of December 31, 2022, holders of 7,379,039 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of December 31, 2022.

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
In connection with our IPO, we, our co-founders, Mses. Hasson and Spear, and Tulco, LLC, and certain related persons and trusts entered into a voting agreement with respect to the election of directors. On March 21, 2022, in connection with a distribution by Tulco, LLC of all shares of the Company’s common stock then held by Tulco, LLC to its members on a pro rata basis, and as contemplated by the voting agreement, the existing parties to the voting agreement entered into an amendment and joinder with Thomas Tull, the founder, chairman and chief executive officer of Tulco, LLC and his family trust (together, the “Tull Parties”), under which the Tull Parties were acknowledged as permitted transferees under the voting agreement and joined as parties to the voting agreement, with the same rights and obligations as the other investor parties thereto.
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
Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including the ongoing COVID-19 pandemic; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. Certain of these events may become more frequent or intense due to climate change. Climate change may also contribute to chronic changes in the physical environment, such as changes in ambient temperature and precipitation patterns as well as sea-level rise, which may also have adverse impacts on our operations. In particular, these and other types of catastrophic events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future.
An increase in the frequency of such events may result in changes to the cost and availability of insurance. In addition, these types of events could negatively impact customer spending in the impacted regions or globally. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.
We are subject to periodic claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
We have been, are and may in the future become involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance, securities and other claims related to our business. See Part I, Item 3. “Legal Proceedings” in this Annual Report on Form 10-K for additional information about our legal proceedings. While we intend to vigorously defend against such claims, these or any other proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.
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
As of December 31, 2022, we lost our status as an “emerging growth company” as defined in the JOBS Act and as such, we no longer are entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. As a public company without emerging growth company status, we are required to increase our disclosures in periodic reports, proxy statements and other SEC filings compared to our historical filings. These increased disclosure requirements may place a burden on our financial and management resources. If our additional disclosures in future SEC filings are perceived as insufficient or inadequate by investors or regulatory authorities, the market price of our stock could decline and we could be subject to actions by stockholders or regulatory authorities.
We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. In addition, our management team needs to devote substantial attention to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.
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
We are obligated to maintain effective internal control over financial reporting and any failure to maintain effective internal controls may cause investors to lose confidence in the accuracy and completeness of our reported financial information and the market price of our Class A common stock may be negatively affected.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 also requires that we provide a management report on the effectiveness of our internal control over financial reporting, including disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we are no longer an “emerging growth company” as of December 31, 2022, Section 404 also requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting on an annual basis, starting with this Annual Report on Form 10-K.
Our compliance with Section 404 requires significant documentation, testing and possible remediation, requiring us to incur substantial costs and expend significant management efforts. We have engaged outside consultants, and have hired accounting and financial staff with appropriate public company experience and technical accounting knowledge needed to maintain the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.
If we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our Class A common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future or restrict our future access to the capital markets.
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
There has been increasing public focus on a variety of environmental, social and governance (“ESG”) matters affecting public companies. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. For example, expectations around our management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, statements that we may make or actions that we may take based on expectations, assumptions or third-party information that we believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our statements or actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator scrutiny on our ESG initiatives and disclosures, even if such initiatives were voluntary.
Further, certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete effectively to attract and retain employees or customers, which may adversely impact our operations.
In addition, we expect there will be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply with, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past, and which may impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We are headquartered in Santa Monica, California, where we lease office space under lease and sublease agreements that expire in 2030 and 2026, respectively. We designed, built and use this location for product innovation and design, content creation, technology, customer experience and for general office use. We also maintain dedicated photo studio space at this location.
We also operate an embroidery workshop within our dedicated warehouse space at a third-party logistics provider’s location in City of Industry, California, which we lease pursuant to a services agreement. We also maintain warehouse space with other third-party logistics providers pursuant to service agreements.
We believe that these facilities are sufficient to meet our current and anticipated future needs and that suitable additional space will be available as needed to accommodate expansion of our operations.
Item 3. Legal Proceedings.
On February 22, 2019, Strategic Partners, Inc. (“SPI”), filed an action against us (later naming each of our Executive Chair and Chief Executive Officer (the “Founders”) in Los Angeles County Superior Court, in which SPI alleged, among other things, false advertising, unfair business practices, untrue and misleading advertising, intentional interference with prospective economic relations, conversion and breach of fiduciary duty. The case was removed to the U.S. District Court for the Central District of California (the “Central District”) in March 2019. On September 3, 2019, SPI filed an additional action against the Founders (later naming us) in Los Angeles County Superior Court covering the same subject matter as the previously filed federal action; this later state court action was stayed until the conclusion of the Central District action. On August 10, 2021, the Central District partially granted our motion for judgment on the pleadings, dismissing without leave to amend certain of SPI’s claims for unfair business practices and the entirety of SPI’s claims for conversion, breach of fiduciary and aiding and abetting breach of fiduciary duty. Trial on the false advertising claims concluded on November 3, 2022, with the jury rendering a verdict fully in favor of FIGS, rejecting SPI’s claims and finding that FIGS did not engage in false advertising. On February 22, 2023, the parties entered into a settlement agreement. As part of that settlement agreement, on February 22, 2023, SPI dismissed all litigation with prejudice and neither party was obligated to make any payments or assume any other obligations to the other (except for administrative obligations required by the settlement agreement).
On November 1, 2021, Miracle Ventures I, LP (“Miracle Ventures”), a former FIGS stockholder, filed a complaint against us and the Founders in the U.S. District Court for the Southern District of New York, in which Miracle Ventures alleged causes of action for breach of fiduciary duty and fraud in connection with its decision to sell its shares of FIGS common stock to another FIGS stockholder in June 2017. On March 3, 2022, we filed a motion to dismiss the amended complaint. On November 1, 2022, the court granted our motion and dismissed the amended complaint, granting Miracle Ventures leave to attempt to replead only its breach of fiduciary claim. Miracle Ventures has since filed a second amended complaint, and a motion to dismiss that complaint is currently pending.
On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California. The complaint alleges, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements with respect to our use of air freight, supply chain, repeat customers and outlook between our initial public offering in May 2021 and May 2022. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, alleging factual allegations similar to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. The complaints seek unspecified compensatory damages, other equitable relief, and attorneys’ fees and costs.
We believe the claims asserted in the forgoing cases are without basis or merit, and we intend to continue to vigorously defend against such claims; however, we cannot be certain of the outcome of our ongoing proceedings and, if determined adversely to us, our business and financial condition may be adversely affected.
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
Holders of Record
As of January 31, 2023, there were 15 registered holders of our Class A common stock and 7 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our operating results, financial condition, capital requirements, and restrictions that may be imposed by applicable law or contract, and other factors deemed relevant by our board of directors.
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
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
5/27/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
1/31/2022
2/28/2022
3/31/2022
4/30/2022
5/31/2022
6/30/2022
7/31/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/31/2022
FIGS, Inc. Class A common stock
NYSE Composite Index
S&P 500 Apparel, Accessories & Luxury Goods Index

Use of Proceeds
On June 1, 2021, we completed our IPO. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-255797) (as amended, the “Registration Statement”) declared effective by the SEC on May 26, 2021.
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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through a convenient direct-to-consumer (“DTC”) digital platform, consisting of our website and mobile app. Our offerings include scrubwear and non-scrubwear, such as lab coats, underscrubs, outerwear, loungewear, compression socks, footwear and other lifestyle apparel. We primarily design all of our products in-house, leverage third-party suppliers and manufacturers to produce our product components and finished products, and generally utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively coordinate and supervise every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a dynamic merchandising model—due to the largely non-discretionary, replenishment-driven nature of scrubwear, we maintain lessened inventory risk driven by a relatively high volume of repeat purchases and a focus on our core scrubs offerings.
At December 31, 2022, we had approximately 2.3 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the year ended December 31, 2022, we had the following results compared to the comparable periods in 2021:
◦Expanded our community of active customers by 22.5% from approximately 1.9 million at December 31, 2021 to approximately 2.3 million at December 31, 2022;
◦Net revenues increased from $419.6 million to $505.8 million in the year ended December 31, 2022 representing 20.6% year-over-year growth;
◦Gross margin decreased 1.7 percentage points from 71.8% to 70.1% in the year ended December 31, 2022;
◦Net income (loss) increased from $(9.6) million to $21.2 million in the year ended December 31, 2022;
◦Net income (loss) margin increased from (2.3)% to 4.2% in the year ended December 31, 2022;
◦Adjusted EBITDA decreased from $105.2 million to $87.3 million in the year ended December 31, 2022, representing an Adjusted EBITDA Margin of 17.2%;

◦Cash flows from operating activities decreased from $66.4 million to $(35.3) million in the year ended December 31, 2022; and
◦Free cash flow decreased from $63.7 million to $(40.7) million in the year ended December 31, 2022.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP.
COVID-19 and Macroeconomic Update
During the fiscal year ended December 31, 2022, the ongoing COVID-19 pandemic and the global macroeconomic environment continued to negatively impact global supply chains and cause challenges to logistics, including elevated ocean freight transit times and elevated ocean and air freight rates. Beginning in the second half of the year, we began to see sequential improvements in ocean freight rates, transit times, reliability and capacity, compared to the first half of the year.
In the quarter and fiscal year ended December 31, 2022, we continued to take measures to mitigate the impact of global supply chain challenges, as we sought to continue to timely and cost effectively fulfill orders and ship products to our customers. In the quarter ended December 31, 2022, we utilized air freight to a lesser extent than we did during the prior year period. We did, however, incur elevated ocean freight expense as we sold through inventory previously inbounded during periods of higher ocean freight rates, which increased our cost of goods sold compared to the prior year period. In the fiscal year ended December 31, 2022, we utilized more expensive air freight relatively consistently throughout the year, and experienced elevated ocean freight rates, which increased our cost of goods sold year over year. Although ocean freight rates improved in the fourth quarter, we may continue to contend with elevated ocean freight expense and air freight rates, and we may continue to use air freight and incur air freight expense from time to time as supply chain challenges further normalize.
In the quarter and year ended December 31, 2022, we also continued to experience elevated inventory on hand, as a result of improvements in ocean transit times and sales below our expectations earlier in the year, which in turn resulted in increased costs associated with storing such inventory. We are continuing to work to address our increased inventory by adjusting future inventory purchases accordingly. Nevertheless, because approximately 85% of our production in 2022 utilized our main scrubwear fabric technology FIONx and a substantial amount of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round, we can hold greater inventory without significant risk of obsolescence or exposure to seasonality, and are generally able to time the sourcing of our product components and manufacture of our core scrubwear styles in core colors without being solely dependent on cyclical demand trends.
In the year ended December 31, 2022, we saw sales growth moderate due to frequency trends softening, which continued through the fourth quarter. We believe this was due in part to adverse macroeconomic factors such as sustained inflationary pressures on consumer spending, which continues to impact our customers. While we believe our largely non-discretionary, replenishment-driven business model is resilient in challenging macroeconomic environments, we expect current macroeconomic pressures to affect our results of operations in the near term.
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
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2022.
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
Net Revenues per Active Customer
We believe net revenues per active customer is important to understanding our engagement and retention of our customers, and as such demonstrating the value we provide for our customer base. We calculate net revenues per active customer as the total net revenues for a specified time period divided by the number of active customers during that same time period. Through our differentiated core products, limited edition color and style releases and non-scrubwear products, we have repeatedly drawn customers back to our digital platform. As we continue to expand our products to fully outfit the medical professional, we believe we have a significant opportunity to continue to expand our share of both the uniform and lifestyle wardrobe of our customers and to increase our net revenues per active customer over time. Our future growth will depend in part on our ability to increase our net revenues per active customer.
Customer Acquisition Cost
Our business performance depends in part on our continued ability to cost-effectively acquire new customers. We define customer acquisition cost (“CAC”), as performance and brand marketing expense attributable to both new customer acquisition and repeat customer retention in a period divided by the customers acquired during that same period. We believe we exhibit efficient CAC through strategic investments in performance marketing, such as retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and mobile push notifications through our app, and through strong brand awareness driven largely through word of mouth.
Customer Retention and Engagement
Our continued success depends in part on our ability to retain, and drive repeat purchases from, our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. As of December 31, 2022, we had approximately 2.3 million active customers, up from approximately 1.9 million active customers as of December 31, 2021. Over the last four years, we have consistently achieved robust net revenues from repeat customers while also maintaining a healthy level of new customer acquisitions. These newly acquired customers frequently make one or more repeat purchase in the same year, which is supplemented by the embedded growth from prior-year cohorts’ customers who continue to purchase from us.
The share of our net revenues from customers who have made a previous purchase with us in a prior year reflects our customer loyalty and the net revenues retention behavior we see in our cohorts. The contribution from repeat customers is reflective of our ability to engage and retain our customers through our differentiated product offerings, community-driven brand and customized customer experience, which is important for our results of operations. This cohort behavior demonstrates our ability to not only retain customers, but also to drive our customers’ spend as they place repeat orders.
Inventory Management
We leverage our technology to buy and manage our inventory, including product assortment and fulfillment center optimization. We generally make shallow initial inventory buys and then use data-driven repurchasing decisions to test new products, which allows us to manage inventory risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and, because approximately 85% of our production utilizes our main scrubwear fabric technology FIONx (in 2022), and a substantial amount of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round, we can hold greater inventory without significant risk of obsolescence or exposure to seasonality.
Nevertheless, we are still vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. Moreover, our inventory investments will fluctuate with the needs of our business. For example, entering new locations and expanding to new categories require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin.

In the quarter and year ended December 31, 2022, we experienced higher than expected inventory receipts, inventory on hand, and increased costs associated with storing such inventory, as a result of softer sales trends due to adverse macroeconomic factors and improvements in ocean transit times. We have taken action to address our increased inventory, but we may not be able to respond quickly enough to adjust our inventory position accordingly, which may have an adverse impact on our operating results.
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
Seasonality
Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our historical pattern of sequential growth, as well as our decision to conduct select promotions during the holiday season, we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and we expect these trends to continue.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Year ended December 31,		Year ended December 31,
	2022	2021	2022	2021
	(in thousands)		(as a percentage of net revenues)
Net revenues	$505,835	$419,591	100.0%	100.0%
Cost of goods sold	151,375	118,370	29.9	28.2
Gross profit	354,460	301,221	70.1	71.8
Operating expenses
Selling	118,449	81,923	23.4	19.5
Marketing	77,692	58,713	15.4	14.0
General and administrative(1)	120,653	149,602	23.9	35.7
Total operating expenses	316,794	290,238	62.6	69.2
Net income from operations	37,666	10,983	7.4	2.6
Other income (loss), net	1,061	(1,124)	0.2	(0.3)
Net income before provision for income taxes	38,727	9,859	7.7	2.3
Provision for income taxes	17,541	19,415	3.5	4.6
Net income (loss) and comprehensive income (loss)	$21,186	$(9,556)	4.2%	(2.3)%
(1)Includes stock-based compensation expense of $37.5 million and $81.1 million for the years ended December 31, 2022 and 2021, respectively.

Net Revenues

	Year ended December 31,		Change
	2022	2021	%
	(in thousands)
Net revenues	$505,835	$419,591	20.6%
Net revenues increased by $86.2 million, or 20.6%, for the year ended December 31, 2022, compared to the prior year. The increase in net revenues was primarily driven by an increase in orders from existing and new customers and, to a lesser extent, an increase in AOV.
Cost of Goods Sold

	Year ended December 31,		Change
	2022	2021
	(in thousands)
Cost of goods sold	$151,375	$118,370	27.9%
Gross profit	354,460	301,221	17.7%
Gross margin	70.1%	71.8%	(170) bps
Cost of goods sold increased by $33.0 million, or 27.9%, for the year ended December 31, 2022, compared to the prior year. This increase was primarily due to a higher total number of orders in 2022 as compared to 2021.
Gross profit increased by $53.2 million, or 17.7%, for the year ended December 31, 2022, compared to the prior year, primarily due to an increase in the total number of orders.
Gross margin decreased 1.7 percentage points for the year ended December 31, 2022, compared to the prior year. The decrease in gross margin was primarily related to higher mix of promotional sales and, to a lesser extent, an increase in freight-in due to elevated ocean freight rates and product mix shift.
Operating Expenses

	Year ended December 31,		Change
	2022	2021	%
	(in thousands)
Operating expenses:
Selling	$118,449	$81,923	44.6%
Marketing	77,692	58,713	32.3%
General and administrative	120,653	149,602	(19.4)%
Total operating expenses	316,794	290,238	9.1%
Operating expenses increased by $26.6 million, or 9.1%, for the year ended December 31, 2022, compared to the prior year and, as a percentage of net revenues, decreased by 6.6 percentage points, primarily driven by a decrease in general and administrative expense as described below.
Selling expense increased by $36.5 million, or 44.6%, for the year ended December 31, 2022, compared to the prior year and, as a percentage of net revenues, increased by 3.9 percentage points. The increase in selling expense as a percentage of net revenues was primarily due to higher fulfillment expenses, including increased storage costs and, to a lesser extent, higher shipping expense as a result of rate increases.

Marketing expense increased by $19.0 million, or 32.3%, for the year ended December 31, 2022, compared to the prior year and, as a percentage of net revenues, increased by 1.4 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in brand marketing, including increased investments in our Ambassador Program and commercials.
General and administrative expense decreased by $28.9 million, or 19.4%, for the year ended December 31, 2022, compared to the prior year and, as a percentage of net revenues, decreased by 11.8 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to a decrease in stock-based compensation expense, partially offset by increased public company costs.
Other Income (Loss), Net

	Year ended December 31,		Change
	2022	2021	%
	(in thousands)
Other income (loss), net	$1,061	$(1,124)	194.4%
Other income (loss), net increased for the year ended December 31, 2022, compared to the prior year, primarily due to an increase in our interest income driven by higher interest rates.
Provision for Income Taxes

	Year ended December 31,		Change
	2022	2021	%
	(in thousands)
Provision for income taxes	$17,541	$19,415	(9.7)%
Provision for income taxes decreased by $1.9 million, or 9.7%, for the year ended December 31, 2022, compared to the prior year, primarily due to a decrease in non-deductible items including stock-based compensation expense.
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

	As of December 31,
	2022	2021
	(in thousands)
Active customers	2,294	1,872

We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers.

	As of December 31,
	2022	2021
Net revenues per active customer	$221	$224
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories and price points as well as expand internationally, AOV may fluctuate.

	Year ended December 31,
	2022	2021
Average order value	$112	$105
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

The following table reflects a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA Margin with net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Year ended December 31,
	2022	2021
	(in thousands, except margin)
Net income (loss)	$21,186	$(9,556)
Add (deduct):
Other income (loss), net	(1,061)	1,124
Provision for income taxes	17,541	19,415
Depreciation and amortization expense(1)	1,924	1,424
Stock-based compensation and related expense(2)	37,533	83,516
Transaction costs	—	1,139
Expenses related to non-ordinary course disputes(3)	10,128	8,183
Adjusted EBITDA	$87,251	$105,245

Net Revenue	$505,835	$419,591
Net income (loss) margin(4)	4.2%	(2.3)%
Adjusted EBITDA Margin	17.2%	25.1%
(1)Excludes amortization of debt issuance costs included in “Other income (loss), net.”
(2)Includes stock-based compensation expense and payroll taxes related to equity award activity.
(3)Represents legal fees incurred in connection with certain of the litigation claims described in the section titled “Legal Proceedings” appearing in this Annual Report on Form 10-K.
(4)Net income (loss) margin represents net income (loss) as a percentage of net revenues.
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

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(35,329)	$66,437
Less: capital expenditures	(5,348)	(2,712)
Free cash flow	$(40,677)	$63,725
Liquidity and Capital Resources
As of December 31, 2022 and 2021, we had $159.8 million and $195.4 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.

We completed our IPO in June 2021 by issuing 4,636,364 shares of our Class A common stock at a price to the public of $22.00 per share, resulting in net proceeds to us of $95.1 million, after deducting the underwriting discount and commissions of $6.1 million and deferred offering expenses of $0.8 million, net of reimbursements. The Company incurred a total of $8.7 million of expenses, before reimbursements, in connection with the IPO.
In December 2020, we entered into a credit agreement with J.P. Morgan Chase Bank, N.A., providing for a revolving credit facility in an initial amount of up to $50.0 million (the “2020 Facility”). On September 7, 2021, we terminated the 2020 Facility.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of December 31, 2022, we had no outstanding borrowings under the 2021 Facility (other than $4.4 million of outstanding letters of credit) and available borrowings of $95.6 million.
See Note 8 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the 2021 Facility.
Our cash requirements have primarily been for working capital and capital expenditures. We believe that existing cash and cash equivalents, cash flows from operations and available borrowings under our 2021 Facility, if needed, will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(35,329)	$66,437
Net cash used in investing activities	(5,848)	(2,712)
Net cash provided by financing activities	3,522	75,572
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(37,655)	$139,297
Operating Activities
Cash (used in) provided by operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash (used in) provided by operating activities decreased by $101.8 million for the year ended December 31, 2022, compared to the same period last year. The decrease in operating cash flows was due to a net change in operating assets and liabilities of $94.7 million primarily driven by higher inventory purchases of $55.6 million, the timing of payments against accrued expenses of $16.5 million, the timing of income tax payments of $8.4 million, and the timing of cash collections related to accounts receivable of $7.8 million during the period.

Investing Activities
Cash used in investing activities relates to capital expenditures and other investing activities.
Cash used in investing activities of $5.8 million for the year ended December 31, 2022 increased by $3.1 million as compared to the same period last year.
Capital expenditures during the year ended December 31, 2022 and 2021 were primarily related to capitalized software development costs, purchases of machinery and equipment, and purchases of computer equipment.
Financing Activities
Cash provided by financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash provided by financing activities was $3.5 million for the year ended December 31, 2022, which was primarily attributable to proceeds from stock option exercises.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. We believe that the following accounting estimates are those that involve the most significant level of estimation uncertainty. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. See Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.
Revenue Recognition
Our primary source of revenues is from sales of healthcare apparel, footwear and other products primarily through our digital platform.
We determine revenue recognition through the following steps in accordance with Topic 606, which we adopted effective January 1, 2018:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
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
Other than the determination of returns reserve discussed above, there is not significant judgement required in the determination of performance obligations, allocation of our sales price, or the recognition of revenue. See Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion.
Stock-Based Compensation
We have granted stock-based awards consisting primarily of stock options and restricted stock units (“RSUs”) to employees, non-employee directors, and consultants. We measure and recognize stock-based compensation expense for all stock option awards granted to employees and non-employees based on their estimated fair values as of the grant date using the Black-Scholes option-pricing model. Our use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of various assumptions. The following range of assumptions was used to estimate the fair value of options granted during the year ended December 31, 2022:

Risk free interest rate	1.71 - 4.08%
Expected volatility	34 - 40%
Expected dividend yield	0%
Expected term (in years)	5.63 - 6.25
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
For employee and non-employee options, we recognize compensation expense based on the grant date fair value of the award over the requisite service period, which is generally four years. We account for forfeitures as they occur.
We measure the fair value of restricted stock units (“RSUs”) granted to employees and non-employees based on the fair value of our Class A common stock on the grant date. Our RSU grants vest upon the satisfaction of either a service condition or both a service condition and a performance condition. The service condition is generally satisfied ratably over four years. The performance condition related to our outstanding performance-based awards was satisfied in connection with the IPO.
See Note 2 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. A hypothetical 10% change in our inventory reserves estimate as of December 31, 2022 would not result in a material impact on our financial statements.
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
Significant judgment is required in determining our uncertain tax positions. We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our tax liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the largest amount of benefit that is more than 50% likely of being realized. We believe our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. A hypothetical 10% change in our recorded tax liabilities as of December 31, 2022 would not result in a material impact on our financial statements. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.
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
Loss of Emerging Growth Company Status
Upon completion of our IPO, we qualified as an “emerging growth company,” as defined in the JOBS Act. Effective December 31, 2022, we exited our EGC status due to becoming a “large accelerated filer” as defined under Rule 12b-2 of the Exchange Act. As a result, we may no longer take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards available to EGCs and we must comply with all financial reporting and compliance requirements applicable to a “large accelerated filer.”
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
Interest Rate Risk
At December 31, 2022, we had cash and cash equivalents of $159.8 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.
The 2021 Facility provides us with available borrowings in an amount up to $100.0 million. Because the 2021 Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates if we have a meaningful outstanding balance. At December 31, 2022, there were no outstanding borrowings under the 2021 Facility.
Foreign Currency Risk
Our net revenues, including from sales to international customers, are primarily denominated in U.S. dollars and are not currently subject to significant foreign currency risk. However, our products for sale in foreign countries are priced in the country’s local currency based primarily on an applicable currency exchange rate to the U.S. dollar, which we generally review and adjust periodically. To the extent the U.S. dollar strengthens relative to foreign currencies, prices for customers in foreign countries may be more expensive relative to that of competition in those markets, which may adversely affect our demand. Furthermore, the general purchasing power of customers in international markets is weakened by a stronger U.S. dollar. We may also choose to transact directly with our international customers in foreign currencies in the future as we expand offerings and operations internationally. Some foreign operating expenses are also denominated in the currencies of the countries and territories in which our third-party vendors are located and may be subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our results of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. For example, during the three months and year ended December 31, 2022, our gross margin was impacted by higher freight costs compared to the same periods in 2021, which we believe was as a result of inflation due, in part, to global supply chain disruptions. We continue to monitor the impact of inflation on raw materials, freight, labor, rent and other costs in order to minimize its effects. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if we are unable, or choose not to, increase the selling prices of our products in proportion with these increased costs.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FIGS, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Auditing of Internal Controls Over Financial Reporting Over Revenue
Description of the Matter	As described in Note 2 to the financial statements, the Company recognized net revenues of $505.8 million for the year ended December 31, 2022. The Company recognizes revenue at a point in time when it satisfies a performance obligation and transfers control of the products to the respective customers, which occurs when the goods are transferred to a common carrier.

The Company’s revenue recognition process utilizes multiple third-party service providers which provide hosting, software and revenue transaction processing services. While revenue consists of a high volume of individually low monetary value transactions, the initiation, processing and recording of transactions relies upon the information provided by the third parties. This process is dependent on the effective design and operation of multiple systems and tools, processes, data sources and controls which required significant audit effort and auditor judgment in evaluating the sufficiency of audit evidence over the Company’s internal controls over revenue recognition.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for revenue, which included identifying and testing the Company’s internal controls over the data utilized. We identified and tested the relevant systems and tools used for the determination of initiation, processing, and recording of revenue. We identified and tested management’s controls over the data used to recognized revenue. We also tested management’s controls over the movement of data between the systems, and tools used for the recording of revenue transactions in the general ledger. Also, we evaluated the service auditors’ reports on which the Company relies.

To test the Company’s recognition of revenue, our audit procedures included, among others, testing the correlation of revenue recognized to accounts receivable and cash receipts and testing the completeness and accuracy of the underlying data within the third-party systems by agreeing amounts recognized as revenue to customer invoices, third party bills of lading, and cash receipts. Additionally, we performed various analytical review procedures, including disaggregated revenue analysis and gross margin analysis to assess reasonableness of the amounts recorded. We also examined the agreements between the Company and the third-party service providers to understand the services provided.

Auditing of Internal Controls Over Financial Reporting Over Inventory
Description of the Matter	As described in Note 2 to the financial statements, the Company’s inventory consists of finished goods.

The Company’s process for tracking changes in inventory quantities utilizes multiple third-party service providers which provide inventory management systems and hosting, inventory storage, receiving, shipping and periodic physical inventory counting. The processing and recording of changes in inventory quantities by the Company relies upon the information provided by the third parties. This process is dependent on the effective design and operation of multiple systems and tools, processes, data sources and controls which required significant audit effort and auditor judgment in evaluating the sufficiency of audit evidence over the Company’s internal controls over changes in inventory quantities.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for changes in inventory quantities, which included identifying and testing the Company’s internal controls over the data utilized. We identified and tested the relevant systems and tools used for the determination of initiation, processing, and recording of changes in inventory quantities. We identified and tested management’s controls over the data used to record changes in inventory quantities. We also tested management’s controls over the movement of data between the systems and tools used for the recording of changes in inventory quantities. Also, we evaluated the service auditors’ reports on which the Company relies.

To test the Company’s accounting for changes in inventory quantities, our audit procedures included, among others, obtaining external confirmations of inventory quantities on-hand from the third-party service providers, performing test counts of inventory on-hand on a sample basis, and testing of inventory receipts and shipments near year-end. Additionally, we performed various analytical review procedures, including gross margin analyses and inventory turnover, to assess the reasonableness of the quantities recorded. We also examined the agreements between the Company and the third-party service providers to understand the services provided.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Los Angeles, California
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited FIGS, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, FIGS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Los Angeles, California
February 28, 2023

FIGS, INC.
BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$159,775	$195,374
Restricted cash	—	2,056
Accounts receivable	6,866	2,441
Inventory, net	177,976	86,068
Prepaid expenses and other current assets	11,883	7,400
Total current assets	356,500	293,339
Non-current assets
Property and equipment, net	11,024	7,613
Operating lease right-of-use assets	15,312	—
Deferred tax assets	10,971	10,239
Other assets	1,257	560
Total non-current assets	38,564	18,412
Total assets	$395,064	$311,751
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,906	$14,604
Operating lease liabilities	3,408	—
Accrued expenses	26,164	24,677
Accrued compensation and benefits	3,415	6,464
Sales tax payable	3,374	3,728
Gift card liability	7,882	5,590
Deferred revenue	2,786	596
Returns reserve	3,458	2,761
Income tax payable	—	3,973
Total current liabilities	71,393	62,393
Non-current liabilities
Operating lease liabilities, non-current	15,756	—
Deferred rent and lease incentive	—	3,542
Other non-current liabilities	176	243
Total liabilities	87,325	66,178
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 159,351,307 and 152,098,257 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	16	15
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 7,210,795 and 12,158,187 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	1
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of December 31, 2022 and December 31, 2021; zero shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	268,606	227,626
Retained earnings	39,117	17,931
Total stockholders’ equity	307,739	245,573
Total liabilities and stockholders’ equity	$395,064	$311,751
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Net revenues	$505,835	$419,591	$263,112
Cost of goods sold	151,375	118,370	72,888
Gross profit	354,460	301,221	190,224
Operating expenses
Selling	118,449	81,923	51,896
Marketing	77,692	58,713	38,852
General and administrative	120,653	149,602	41,536
Total operating expenses	316,794	290,238	132,284
Net income from operations	37,666	10,983	57,940
Other income (loss), net
Interest income (expense)	1,708	(239)	136
Other expense	(647)	(885)	—
Total other income (loss), net	1,061	(1,124)	136
Net income before provision for income taxes	38,727	9,859	58,076
Provision for income taxes	17,541	19,415	8,318
Net income (loss) and comprehensive income (loss)	$21,186	$(9,556)	$49,758
Earnings (loss) attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$0.13	$(0.06)	$0.32
Diluted earnings (loss) per share	$0.11	$(0.06)	$0.30
Weighted-average shares outstanding—basic	165,268,185	159,177,713	153,327,308
Weighted-average shares outstanding—diluted	187,547,474	159,177,713	163,331,348
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2019	153,052,983	$15	—	$—	—	$—	$61,070	$(22,271)	$38,814
Stock-based compensation	—	—	—	—	—	—	8,713	—	8,713
Stock option exercises	1,391,868	—	—	—	—	—	392	—	392
Net income	—	—	—	—	—	—	—	49,758	49,758
December 31, 2020	154,444,851	$15	—	$—	—	$—	$70,175	$27,487	$97,677
Issuance of Class A Common Stock upon exchange of Common Stock	(142,851,852)	(14)	142,851,852	14	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Common Stock	(12,148,029)	(1)	—	—	12,148,029	1	—	—	—
Issuance of Class A Common Stock upon initial public offering, net of offering costs and related tax impacts	—	—	4,636,364	1	—	—	95,100	—	95,101
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,880,548	—	—	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	1,468,324	—	(1,468,324)	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,478,482)	—	1,478,482	—	—	—	—
Restricted Stock surrendered for employees’ tax liability	—	—	—	—	—	—	(21,556)	—	(21,556)
Capital contribution	—	—	—	—	—	—	1,301	—	1,301
Stock-based compensation	—	—	—	—	—	—	81,139	—	81,139
Stock option exercises	555,030	—	2,739,651	—	—	—	907	—	907
Tax benefit of deductible IPO transaction costs	—	—	—	—	—	—	560	—	560
Net loss	—	—	—	—	—	—	—	(9,556)	(9,556)
December 31, 2021	—	$—	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	1,777,374	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,352,608)	—	1,352,608	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	6,300,000	1	(6,300,000)	(1)	—	—	—
Capital contribution	—	—	—	—	—	—	479	—	479
Stock-based compensation	—	—	—	—	—	—	37,458	—	37,458
Stock option exercises and employee stock purchases	—	—	528,284	—	—	—	3,043	—	3,043
Net income	—	—	—	—	—	—	—	21,186	21,186
December 31, 2022	—	$—	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$307,739
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$21,186	$(9,556)	$49,758
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,924	1,424	946
Deferred income taxes	(732)	(3,732)	(6,507)
Non-cash operating lease cost	2,381	—	—
Loss on disposal of property and equipment	—	—	2
Stock-based compensation	37,458	81,139	8,713
Changes in operating assets and liabilities:
Accounts receivable	(4,425)	3,339	(4,023)
Inventory	(91,908)	(36,333)	(35,435)
Prepaid expenses and other current assets	(4,483)	(735)	(4,672)
Other assets	(197)	127	38
Accounts payable	6,315	2,855	1,207
Accrued expenses	1,487	17,983	4,266
Deferred revenue	2,190	(1,185)	794
Accrued compensation and benefits	(3,049)	2,250	2,366
Returns reserve	697	1,084	901
Sales tax payable	(354)	652	527
Income tax payable	(3,973)	4,428	105
Gift card liability	2,292	2,571	2,028
Deferred rent and lease incentive	—	(117)	734
Operating lease liabilities	(2,071)	—	—
Other non-current liabilities	(67)	243	—
Net cash (used in) provided by operating activities	(35,329)	66,437	21,748
Cash flows from investing activities:
Purchases of property and equipment	(5,348)	(2,712)	(2,262)
Purchases of held-to-maturity securities	(500)	—	—
Net cash used in investing activities	(5,848)	(2,712)	(2,262)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts	—	95,881	—
Payments of initial public offering issuance costs, net of reimbursements	—	(780)	—
Payment of debt issuance and financing costs	—	(181)	(98)
Proceeds from capital contributions	479	1,301	—
Proceeds from stock option exercises and employee stock purchases	3,043	907	392
Tax payments related to net share settlements on restricted stock units	—	(21,556)	—
Net cash provided by financing activities	3,522	75,572	294
Net (decrease) increase in cash, cash equivalents, and restricted cash	(37,655)	139,297	19,780
Cash, cash equivalents, and restricted cash, beginning of period	$197,430	$58,133	$38,353
Cash, cash equivalents, and restricted cash, end of period	$159,775	$197,430	$58,133
Supplemental disclosures:
Cash paid for income taxes, net of refunds received	$11,903	$15,004	$18,162
Property and equipment included in accounts payable and accrued expenses	$19	$32	$236
Deferred offering costs recorded in stockholders’ equity upon initial public offering, net of related tax impacts	$—	$220	$—
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
NOTES TO FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
FIGS, Inc. (the “Company”), a Delaware corporation, was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells scrubwear, and non-scrubwear, such as lab coats, underscrubs, outerwear, activewear, loungewear, compression socks and footwear. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.
COVID-19 and Macroeconomic Update
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
The COVID-19 pandemic and global macroeconomic environment have negatively impacted global supply chains and caused challenges to logistics, including elevated ocean freight transit times and elevated ocean and air freight rates, and has impacted the Company’s manufacturing supply chain, distribution, logistics and other services. The COVID-19 pandemic has also led to adverse macroeconomic conditions, including a reduction in consumer spending, which has and could continue to negatively impact the Company’s business and results of operations.
An economic slowdown or recession, financial market volatility, changes in the labor market, geopolitical tensions, continuing supply chain disruptions, a reduction in consumer spending or an inability for the Company’s suppliers, vendors or other parties with whom it does business to meet their contractual obligations, could negatively impact the Company’s business and results of operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company has prepared the accompanying financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain reclassifications have been made to prior-year amounts to conform to the current presentation.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the accompanying balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$159,775	$195,374
Restricted cash	—	2,056
Total cash, cash equivalents, and restricted cash	$159,775	$197,430
Accounts Receivable
Accounts receivable consists of trade accounts receivables relating primarily to the credit card receivables arising from the sale of products to customers through the Company’s digital platforms. Trade accounts receivable is reported net of an allowance for doubtful accounts, which was zero as of December 31, 2022 and 2021. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was $0.4 million as of December 31, 2022 and 2021.
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
Cloud Computing Costs
The Company also capitalizes software license fees and implementation costs associated with cloud hosting arrangements that are service contracts. These amounts are included in prepaid expenses and other current assets and other assets in the accompanying balance sheets. Amortization of the software license fees is calculated using the straight-line method over the term of the service contract. Amortization of the implementation costs is calculated using the straight-line method based on the term of the service contract or based on the expected utilization of the asset and commences once the module or component is ready for its intended use.
Impairment of Long-Lived Assets
The Company tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or group of assets to the future undiscounted cash flows expected to be generated by the asset or asset group. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. No such impairments were identified for the years ended December 31, 2022, 2021, and 2020.
Leases
The Company leases office space under operating leases for its corporate headquarters. The Company determines whether an arrangement is a lease at inception of the agreement and reassesses that conclusion if the agreement is modified. At lease commencement, which is generally when the Company takes possession of the asset, the Company records a lease liability and corresponding right-of-use asset. Lease liabilities represent the present value of minimum lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the lease liability is determined using the Company’s incremental borrowing rate at the lease commencement date. Right-of-use assets and lease liabilities are established on the balance sheets for leases with an expected term greater than one year. Leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company does not allocate consideration between lease and non-lease components.
Right-of-use assets represent the right to control the use of the leased asset during the lease and are initially recognized in an amount equal to the lease liability. Beginning on the lease commencement date, expense is recognized on a straight-line basis over the term. Right-of-use assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the balance sheets was $3.5 million and $2.8 million as of December 31, 2022 and 2021, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.3 million during the year ended December 31, 2022 related to redemptions from the gift card liability balance that existed at December 31, 2021. The Company does not have significant contract acquisition costs.
The following table presents the disaggregation of the Company’s net revenues for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
By geography:
United States	$462,126	$390,514	$253,723
Rest of the world	43,709	29,077	9,389
	$505,835	$419,591	$263,112
By product:
Scrubwear	$415,937	$363,050	$227,988
Non-Scrubwear	89,898	56,541	35,124
	$505,835	$419,591	$263,112
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
Fair value of common stock—the fair value of the Company’s common stock is the closing stock price of the Company’s Class A common stock as reported on the New York Stock Exchange.
The Company measures the fair value of restricted stock units (“RSUs”) granted to employees and non-employees based on the fair value of its Class A common stock on the grant date. The Company’s RSU grants vest upon the satisfaction of either a service condition or both a service condition and a performance condition. The service condition is generally satisfied ratably over four years. The performance condition related to the Company’s outstanding performance-based awards was satisfied in connection with the IPO.
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
The Company classifies stock-based compensation expense in its statements of income and comprehensive income in the same manner in which the award recipient’s cash compensation costs are classified. For the years ended December 31, 2022, 2021, and 2020 the Company recorded stock-based compensation expense of $37.5 million, $81.1 million, and $8.7 million, respectively, which are all recorded in general and administrative expense on the statements of operations and comprehensive income (loss).
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
A valuation allowance is recorded for carryforwards and other deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Based on its facts, the Company considered all available evidence, both positive and negative, including historical levels of taxable income, expectations, and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2020, the Company recorded a valuation allowance against its deferred tax assets as it was more likely than not that the Company would not be able to realize its deferred tax assets. During 2021, the Company determined that all its deferred tax assets were realizable due to the Company’s three-year cumulative pretax book income position, resulting in the full release of the valuation allowance. The Company is not recording a valuation allowance against any of its deferred tax assets as of December 31, 2022.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022, 2021 and 2020, there was no difference between net income (loss) and comprehensive income (loss).
Earnings (loss) per Share
The Company computes earnings (loss) per share using the two-class method required for multiple classes of common stock and participating securities. Basic earnings (loss) per share (“Basic EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share (“Diluted EPS”) is calculated by dividing net income (loss) by the weighted-average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation of diluted earnings per share in periods for which they have an anti-dilutive effect.
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating and resource allocation decisions. Therefore, the Company has concluded that it has one reportable segment.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The new standard requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2022, the Company adopted ASU 2016-02 using the optional transition method provided by ASU 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classification and the short-term lease practical expedient. In addition, the Company elected the lease and non-lease components practical expedient, which allowed it to calculate the present value of fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $12.9 million and $16.5 million, respectively, on the Company’s balance sheet as of January 1, 2022. The standard did not have a material impact to the Company’s statements of operations and comprehensive income or the Company’s statements of cash flows. Refer to Note 11 for the Company’s expanded disclosures on leases.
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
3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
As of December 31, 2022 and 2021, the Company’s cash equivalents consisted of money market funds. The cash equivalents are classified as Level 1 financial assets as these assets are valued using quoted market prices in active markets without any valuation adjustment. The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$102,908	$—	$—	$102,908
	$102,908	$—	$—	$102,908

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141,104	$—	$—	$141,104
	$141,104	$—	$—	$141,104
There have been no transfers between fair value levels during the years ended December 31, 2022 and 2021. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	December 31,
	2022	2021
Trade	$6,288	$1,653
Other	578	788
	$6,866	$2,441
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Inventory deposits	$2,086	$798
Prepaid expenses	6,588	5,440
Prepaid taxes	2,186	—
Other	1,023	1,162
	$11,883	$7,400
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$1,189	$855
Office equipment	937	809
Machinery and equipment	2,853	1,348
Computer equipment	1,486	953
Software and website design	6,209	2,997
Leasehold improvements	3,126	3,083
Capital projects in progress	11	431
Total property and equipment	15,811	10,476
Less: accumulated depreciation and amortization	(4,787)	(2,863)
Property and equipment, net	$11,024	$7,613
Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 on property and equipment was $1.9 million, $1.4 million, and $0.9 million, respectively.

7. ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued inventory	$8,906	$16,243
Accrued shipping	2,149	1,077
Accrued selling expenses	10,648	4,832
Accrued legal expenses	395	588
Accrued marketing expenses	1,747	923
Other accrued expenses	2,319	1,014
	$26,164	$24,677
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
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of December 31, 2022, the Company had letters of credit aggregating to $4.4 million outstanding under the 2021 Facility and available borrowings of $95.6 million. As of December 31, 2022, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
On February 27, 2023, the Company entered into a first amendment (the “First Amendment”) to the 2021 Facility. The First Amendment amends the Credit Agreement to replace the London interbank offered rate (“LIBOR”) with a term rate based on the Secured Overnight Financing Rate (“SOFR”), together with certain administrative changes to facilitate such replacement. Except as amended by the First Amendment, the remaining terms of the Credit Agreement remain in full force and effect.
9. RELATED PARTY TRANSACTIONS
Tulco, LLC, a former stockholder, paid for certain of the Company’s professional fees which were expensed as incurred during the year ended December 31, 2019 and amounted to $0.1 million. The professional fees were reimbursed by the Company in 2020.
In 2020, the Company sold $4.2 million of masks and other products to Tulco, LLC, the amounts of which are included in net revenues for the year ended December 31, 2020.

In 2021, Tulco, LLC reimbursed the Company for certain of the Company’s professional fees in connection with the IPO. These reimbursements totaled $4.9 million and the Company received payment of the reimbursements during the year ended December 31, 2021. In addition, Tulco, LLC reimbursed the Company for certain of the Company’s professional fees in connection with their participation as a selling stockholder in the Company’s follow-on offering, completed on September 20, 2021 (the “Follow-on Offering”). These reimbursements totaled $0.5 million. The Company received payment of the amounts due from Tulco, LLC during the year ended December 31, 2021.
In 2022, the Company’s Executive Chair and Chief Executive Officer (the “Founders”) paid the Company, at their election, an aggregate amount of $0.4 million for certain of the Company’s professional fees in connection with the Follow-on Offering in which they participated as selling stockholders.
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million within sales tax payable on the Company’s balance sheets as of December 31, 2022 and 2021 as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of December 31, 2022 were approximately $50.5 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying financial statements.
Although Strategic Partners, Inc. (“SPI”) dismissed their litigation against us with prejudice as a result of the Company’s settlement with SPI, under which FIGS is making no payment or assuming any other obligation to SPI, the Company currently has legal actions against it with respect to its litigation with Miracle Ventures I, LP and a putative securities class action against the Company and certain of its executive officers and directors.
The Company believes the claims in its ongoing litigations are without basis or merit, and intends to vigorously defend against such claims. Accordingly, an accrual for any potential liability has not been recorded.
11.    LEASES
The Company has an operating lease agreement for office space with an initial term expiring in 2030 (the “Lease”). The Lease terms provide for an option to extend or terminate the Lease, with extension terms that extend the lease term by five years. The Lease includes escalating rent payment provisions.
On March 17, 2022, the Company entered into a sublease agreement (the “Sublease”) for additional office space with an initial term expiring in 2026. The Sublease includes an option to extend the agreement, at the Company’s discretion, if the Sublandlord declines to terminate its master lease. The Sublease includes a rent abatement period of three months and escalating rent payment provisions.
The operating lease agreements included in the measurement of lease liabilities do not reflect options to extend or terminate, as the Company does not consider the exercise of these options to be reasonably certain. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2022, 2021, and 2020 were $2.8 million, $1.8 million, and $1.8 million, respectively. Short-term lease expense for the year ended December 31, 2022 was $3.7 million.

As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at December 31, 2022 were as follows:

Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	2.3%
Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at December 31, 2022, were as follows (in thousands):

Year ended December 31,
2023	$3,458
2024	3,578
2025	3,703
2026	2,346
2027	2,320
Thereafter	5,098
Total lease payments	$20,503
Less: Imputed interest	1,339
Total lease liabilities	$19,164
Other Information
Cash payments included in the measurement of the operating lease liabilities were $2.5 million for the year ended December 31, 2022. Right of use assets obtained in exchange for operating lease liabilities were $4.7 million for the year ended December 31, 2022.
12. INCOME TAXES
Income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2022	2021	2020
Current
Federal	$16,731	$17,790	$9,087
State	1,542	5,357	5,738
Total current provision	18,272	23,147	14,825
Deferred
Federal	(2,039)	(3,014)	(3,504)
State	1,307	(718)	(3,003)
Total deferred benefit	(732)	(3,732)	(6,507)
Provision for income taxes	$17,541	$19,415	$8,318
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

On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2021, 2022 and 2023 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2021, 2022 and 2023. On February 9, 2022, Senate Bill 113 (“S.B.113”) was signed into law. S.B.113 shortened the previously enacted suspension of net operating loss deductions and eliminating the restrictions on the use of certain business tax credits for taxable years beginning on or after January 1, 2022. In connection with A.B. 85, the Company was able to partially offset its California taxable income with its net operating losses for the year ended December 31, 2022.
A reconciliation from the income tax expense using the U.S. statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

	December 31,
	2022	2021	2020
Tax expense at U.S. statutory rate	$8,133	$2,083	$12,196
State tax expense, net of federal benefit	1,498	606	4,176
Non-deductible expenses	(380)	344	(2,116)
Stock-based compensation	4,921	(28,727)	—
Excess compensation limitations	4,776	45,359	—
Foreign-derived intangible income deduction	(3)	(455)	—
R&D tax credit benefit	—	(230)	—
Unrecognized tax benefits	(39)	280	—
Change in valuation allowance	—	—	(5,994)
Provision to return true up	(1,823)	(121)	56
Other	458	276	—
Provision for income taxes	$17,541	$19,415	$8,318
The effective tax rate for years ending December 31, 2022, 2021, and 2020 was 45.3%, 196.9%, and 14.30%, respectively. The effective tax rate in each of 2022 and 2021 is higher than the federal statutory tax rate mainly due to state tax expense and permanent disallowance of certain stock-based compensation for tax purposes. In 2021, the effective tax rate was further driven up by lower pre-tax book income resulting from one-time IPO charges. During 2020, the Company determined that all the deferred tax assets were realizable due to the Company’s three-year cumulative pretax book income position, resulting in the full release in the valuation allowance. As of December 31, 2022 and 2021, the Company recorded no valuation allowance due to its cumulative pretax income position.

Significant components of the deferred income taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating losses	$371	$1,217
Uniform capitalization adjustment to inventory	5,741	2,808
Stock-based compensation	2,236	3,032
Accrued compensation and benefits	579	1,341
Lease liability	4,837	386
Inventory reserve	837	1,063
Deferred rent	—	552
Returns reserve	873	731
Sales tax accrual	421	437
Other	969	417
Total deferred tax assets	16,864	11,984
Less: valuation allowance	—	—
Total net deferred tax assets	16,864	11,984
Deferred tax liabilities
Property and equipment	(2,028)	(1,745)
Right-of-use asset	(3,865)	—
Total deferred tax liabilities	(5,894)	(1,745)
Net deferred tax assets	$10,971	$10,239
As of December 31, 2022, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $1.4 million, which begin to expire in 2035. The Company also has available California NOL carryforwards of approximately $1.2 million as of December 31, 2022, which begin to expire in 2037. The usage of the Company’s federal and California NOL carryforwards is subject to the limitations imposed by Section 382 of the Internal Revenue Code. Further, the Company’s California NOL was suspended in 2021. The tax years ending December 31, 2019, through December 31, 2021 remain open and subject to audit by the Internal Revenue Service. The tax years ending December 31, 2018, through December 31, 2021, remain open and subject to audit by state tax authorities.
As of December 31, 2022 and 2021, the Company had $0.2 million of uncertain tax positions, excluding interest and penalties. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax liabilities as income tax expense. During the year ended December 31, 2022, the interest and penalties were immaterial. During the year ended December 31, 2021, the Company recorded $0.1 million in interest and penalties. There were no activities during the year ended December 31, 2022 related to the unrecognized tax benefits.
There were no known uncertain tax positions during the year or as of the year ended December 31, 2020. The following table summarizes the activity related to our unrecognized tax benefits during the year ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Beginning balance of unrecognized tax benefits	$167	$—
Increases related to current year tax positions	—	50
Decreases related to current year tax positions	—	—
Increases related to prior year tax positions	—	117
Changes due to lapse of statute of limitations	—	—
Settlement with taxing authorities	—	—
Ending balance of unrecognized tax benefits	$167	$167

13. STOCK-BASED COMPENSATION
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
On May 18, 2021, the Board approved the termination of the 2016 Plan. Any remaining shares of common stock available for issuance under the 2016 Plan as of such date were added to the shares of our Class A common stock reserved for issuance under the Company’s 2021 Equity Incentive Award Plan (the “2021 Plan”). Additionally, any shares of common stock subject to awards granted under the 2016 Plan that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited following the effective date of the 2021 Plan will become available for issuance under the 2021 Plan.
2021 Equity Incentive Award Plan and 2021 Employee Stock Purchase Plan
On May 18, 2021, the Board adopted and the stockholders of the Company approved the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”).
The number of shares reserved for issuance under the 2021 Plan increases automatically on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) a number of shares of Class A common stock such that the aggregate number of Shares available for grant under the 2021 Plan immediately following such increase shall equal 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year, and (B) such lesser number of shares of Class A common stock as determined by our Board. The 2021 Plan authorizes the granting of RSAs, RSUs, SARs, incentive stock options, non-qualified stock options, dividend equivalents, and other stock or cash awards to employees and consultants of the Company and its subsidiaries and members of the Board.
The number of shares of the Company’s Class A common stock that will be available for issuance and sale to eligible employees under the ESPP increases automatically on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Class A common stock and Class B common stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares of Class A common stock as determined by our Board. The ESPP permits eligible employees to purchase shares of the Company’s Class A common stock at a purchase price per share equal to 85% of the lesser of (i) the fair market value of the Company’s Class A common stock on the first trading day of an applicable offering period or (ii) the last trading day of a purchase period in an applicable offering period.
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
As of December 31, 2022, the number of shares available for issuance under the 2021 Plan and ESPP was 7,086,625 and 3,206,369, respectively.

Stock Option Valuation
The assumptions that the Company used to determine the grant date fair value of stock options granted were as follows, presented on a weighted-average basis:

	December 31,
	2022	2021	2020
Risk free interest rate	2.94%	1.15%	0.42%
Expected volatility	38%	48%	44%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.91	6.25	6.45
A summary of stock option activity under the Plan, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	37,871,680	$5.24	8.02	$846
Granted	5,597,050	12.44
Exercised	(486,442)	5.19
Forfeited	(584,377)	11.02
Outstanding at December 31, 2022	42,397,911	$6.11	7.38	$105

Exercisable at December 31, 2022	28,566,632	$4.27	6.85	$91
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $3.2 million, $115.1 million, and $1.2 million, respectively.
The weighted-average grant date fair values per share of the Company’s stock options granted during the years ended December 31, 2022, 2021, and 2020 was $5.02, $10.02, and $3.53, respectively. The grant date fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $22.8 million, $49.8 million, and $4.8 million, respectively.
As of December 31, 2022, total unrecognized compensation cost related to unvested stock option awards was $68.3 million, to be recognized over a weighted-average period of 2.6 years.
Stock Option Modifications
During the year ended December 31, 2021, the Board determined to accelerate the vesting of certain employee stock option awards, subject to and effective as of the closing of the Company’s IPO, and further subject to the employee’s continued service with the Company through the closing of the IPO, as described in our IPO Prospectus. Upon the modification of the stock options, the Company determined no incremental fair value was required to be recorded as the awards would continue to vest both prior to and post modification and the modification of the stock options did not change award valuation inputs or assumptions. The Company recorded $32.8 million of expense during the second quarter of 2021 as a result of the accelerated vesting of stock options.
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
The fair value of RSUs and RSAs that vested during the years ended December 31, 2022 and 2021 was $18.4 million and $72.6 million, respectively. There were no RSUs or RSAs that vested during the year ended December 31, 2020.
As of December 31, 2022, total unrecognized compensation cost related to unvested RSUs was $34.8 million, to be recognized over a weighted-average period of 1.8 years.
A summary of RSU activity under the 2016 Plan and 2021 Plan is as follows:

	Number of Shares	Weighted average grant date fair value per share
Unvested restricted stock units at December 31, 2021	3,668,168	$11.65
Granted	1,924,344	12.59
Vested	(1,777,374)	9.35
Forfeited	(266,707)	29.65
Unvested restricted stock units at December 31, 2022	3,548,431	$11.96
14. EARNINGS (LOSS) PER SHARE
Basic EPS and Diluted EPS attributable to common stockholders is calculated in conformity with the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to twenty votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock.
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of Basic EPS and Diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the years ended December 31, 2022, 2021, and 2020 (in thousands, except share and per share amounts).

	Year ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$21,186	$(9,556)	$49,758
Denominator:
Weighted-average shares—basic	165,268,185	159,177,713	153,327,308
Effect of dilutive stock options	20,362,453	—	10,004,040
Effect of dilutive restricted stock units	1,916,835	—	—
Weighted-average shares—diluted	187,547,474	159,177,713	163,331,348
Earnings (loss) per share:
Basic earnings (loss) per share	$0.13	$(0.06)	$0.32
Effect of dilutive stock options and restricted stock units	(0.02)	—	(0.02)
Diluted earnings (loss) per share	$0.11	$(0.06)	$0.30
The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the years ended December 31, 2022, 2021, and 2020 because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2022	2021	2020
Stock options to purchase common stock	5,845,057	40,164,214	31,485,366
Restricted stock units	1,078,486	4,316,091	5,410,440

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information.
Supplemental Information
On February 28, 2023, the Company distributed quarterly financial results for the three months ended December 31, 2022 (the “Supplemental Information”), to supplement the annual financial results for the year ended December 31, 2022, which the Company furnished to the SEC on February 28, 2023. The Supplemental Information is furnished as Exhibit 99.1 to this Annual Report on Form 10-K.
The Supplemental Information furnished in this Part II - Item 9B of this Annual Report on Form 10-K (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, except as expressly provided by specific reference in such a filing.

First Amendment to Credit Agreement
On February 27, 2023, the Company entered into a first amendment (the “First Amendment”) to that certain credit agreement (the “Credit Agreement”), dated as of September 7, 2021, by and between the Company, as borrower, and Bank of America, N.A., as lender. The First Amendment amends the Credit Agreement to replace the London interbank offered rate (LIBOR) with a term rate based on the Secured Overnight Financing Rate (Term SOFR), together with certain administrative changes to facilitate such replacement. Except as amended by the First Amendment, the remaining terms of the Credit Agreement remain in full force and effect.
The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, which is attached as Exhibit 10.1.1 to this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Directors
The following table presents information concerning our board of directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	41	Director, Co-Founder and Executive Chair
Catherine Spear	39	Director, Co-Founder and Chief Executive Officer
Sheila Antrum	64	Director
A. G. Lafley	75	Director
Kenneth Lin	47	Director
Michael Soenen	52	Director
Jeffrey Wilke	56	Director
J. Martin Willhite	52	Director
The following are brief biographies describing the backgrounds of our directors.
Heather Hasson
Ms. Hasson co-founded our company and serves as the Executive Chair of our board of directors. Ms. Hasson previously served as our Co-Chief Executive Officer until August 2022. Prior to co-founding FIGS, Ms. Hasson was an entrepreneur, having served as founder and CEO of Heather Hasson bags, a high-end bag line, and FIGS Ties, a tie and scarf company. Since January 2021, Ms. Hasson also has served as a member of the board of directors of G Squared Ascend I Inc. and G Squared Ascend II Inc., two blank check companies, and as a member of the board of directors of RxArt, a non-profit whose mission is to help children heal through the extraordinary power of visual art. Ms. Hasson holds a B.A. in Political Science from the University of Wisconsin-Madison. We believe that Ms. Hasson is qualified to serve as a member of our board of directors based on her experience in the apparel industry and the knowledge of our company she brings as our co-founder and Executive Chair.
Catherine Spear
Ms. Spear co-founded our company and serves as our Chief Executive Officer and as a member of our board of directors. Prior to co-founding FIGS, Ms. Spear served as an Associate at the Blackstone Group Inc., a leading global alternative investment business, in the firm’s hedge fund group. Ms. Spear began her career at Citigroup Global Markets Inc., where she spent four years in its investment banking and private equity divisions. From August 2020 to July 2021, Ms. Spear also served as a member of the board of directors of One, a blank check company. Ms. Spear holds a B.A. in Economics from Tufts University and an M.B.A. from Harvard Business School. She was also selected to join the Aspen Institute’s Henry Crown Fellows in 2018. We believe that Ms. Spear is qualified to serve as a member of our board of directors based on the perspective and experience she brings as our co-founder and Chief Executive Officer.
Sheila Antrum
Ms. Antrum has served as a member of our board of directors since May 2021. Since 2007, Ms. Antrum has served in roles of increasing responsibility at the University of California, including serving as the Senior Vice President and Chief Operating Officer of UCSF Health since August 2017, UCSF Health President-Adult Services since September 2015 and the Chief Nursing Officer of UCSF Medical Center from September 2007 to 2017 and again as interim Chief Nursing Officer from 2019 to 2020. Before that, from 2003 to 2007, Ms. Antrum served as the Chief of Ambulatory Operations and Associate Director of Clinical Cancer Center Operations at the University of California San Diego Medical Center. Ms. Antrum also has served on the board of directors of Integer Holdings Corporation since February 2021. Ms. Antrum holds a B.A. of Science in Nursing from Hampton University and a Master’s in Health Services Administration from the University of Michigan School of Public Health. We believe Ms. Antrum is qualified to serve as a member of our board of directors based on her extensive leadership experience in the healthcare industry.

A. G. Lafley
Mr. Lafley has served as a member of our board of directors since April 2022. Mr. Lafley served in various positions at The Procter & Gamble Company from 1977 to June 2016, including as its President, Chief Executive Officer and as a member of the board of directors from June 2000 until June 2009 and again from May 2013 to October 2015. He also served as Chairman of the board of directors from July 2002 through February 2010 and again from May 2013 through June 2016. From April 2010 to May 2013, Mr. Lafley served as a consultant and as a Senior Adviser at Clayton, Dubilier & Rice, LLC, a private equity firm. Mr. Lafley served as a member of the board of directors of Snap Inc. from July 2016 to December 2021. Mr. Lafley has also served on the board of directors of Tulco since September 2017. Mr. Lafley holds a B.A. from Hamilton College and an M.B.A. from Harvard Business School. We believe that Mr. Lafley is qualified to serve as a member of our board of directors due to his extensive leadership experience.
Kenneth Lin
Mr. Lin has served as a member of our board of directors since April 2022. Mr. Lin has served as the Chief Executive Officer of Credit Karma, a consumer finance company that he founded and that was acquired by Intuit in 2020, since March 2007. He previously founded Multilytics Marketing, a data driven marketing agency and has served as a member of the board of trustees at Boston University since December 2021. Mr. Lin holds a B.A. in Economics and Mathematics from Boston University and was selected to join the Aspen Institute’s Henry Crown Fellows in 2018. We believe that Mr. Lin is qualified to serve as a member of our board of directors due to his extensive leadership, technology and internet company experience.
Michael Soenen
Mr. Soenen has served as a member of our board of directors since May 2021. From 2015 through 2020, Mr. Soenen served as a member of the Investment Committee and Co-Head of Operations Group at Valor Equity Partners L.P., an investment firm. Before that, from 1997 to 2008, Mr. Soenen served in roles of increasing responsibility at FTD Group, Inc., a provider of floral and specialty gift products, including as President, Chief Executive Officer and Chairperson from 2004 to 2008. Mr. Soenen also currently serves on the boards of directors of several privately-held companies. Mr. Soenen holds a B.A. in Economics from Kalamazoo College. We believe that Mr. Soenen is qualified to serve as a member of our board of directors based on his broad leadership, operational and transactional experience.
Jeffrey Wilke
Mr. Wilke has served as a member of our board of directors since April 2022. Since March 1, 2021, Mr. Wilke has served as Chairman of the board of directors of Re:Build Manufacturing, a privately-held industrial manufacturing group that provides manufacturing solutions. Before that, from 1999 through 2021, Mr. Wilke served in various senior executive roles at Amazon.com, Inc., including CEO of Worldwide Consumer, from April 2016 to March 2021, Senior Vice President, Consumer Business, from February 2012 until April 2016, and as Senior Vice President, North America Retail, from January 2007 until February 2012. Prior to Amazon.com, Mr. Wilke held executive positions at AlliedSignal (now Honeywell International Inc), an aerospace firm. He began his career writing code and managing software development projects at Andersen Consulting (now Accenture plc), a consulting firm. Mr. Wilke holds a B.S.E. in Chemical Engineering from Princeton University and an M.S. in Chemical Engineering and M.B.A. from Massachusetts Institute of Technology. We believe Mr. Wilke is qualified to serve as a member of our board of directors based on his broad leadership experience in the direct to consumer, supply chain, logistics and technology industries.
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

Information about our Executive Officers
The following table presents information concerning our executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	41	Director, Co-Founder and Executive Chair
Catherine Spear	39	Director, Co-Founder and Chief Executive Officer
Daniella Turenshine	33	Chief Financial Officer
The following are brief biographies describing the backgrounds of our executive officers.
The biography for each of Ms. Hasson and Ms. Spear appears above in the section titled “Information about our Directors.”
Daniella Turenshine
Ms. Turenshine has served as our Chief Financial Officer since December 2021, and before that as Senior Vice President of Finance and Strategy from November 2018 to December 2021. From July 2017 to November 2018, Ms. Turenshine served as Vice-President of Garnett Station Partners, an investment firm, where she helped to build out Fridababy, a consumer products company. Before that, from July 2013 to June 2015, Ms. Turenshine worked at Avista Capital Partners, a private equity firm, where she focused on transactions in the consumer, healthcare and media sectors. From July 2011 to June 2013, she served as an Analyst at Credit Suisse. Ms. Turenshine holds an A.B. with High Honors in Finance and Economics from Princeton University and an M.B.A. from Harvard Business School.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics (the “Code of Business Conduct and Ethics”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is posted on the Investor Relations section of our website at ir.wearfigs.com under “Governance Documents” under the section entitled “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as NYSE’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
The remaining information required by this item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2022)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)	—		—		10,292,994	(2)
Restricted Stock Units	3,548,431	(3)	—		—
Options to Purchase Class A Common Stock	42,397,911	(4)	$6.11	(5)	—
Equity compensation plans not approved by security holders	—		—		—
Total	45,946,342		$6.11		10,292,994
(1)Consists of the Amended 2016 Equity Incentive Plan (the “2016 Plan”), 2021 Equity Incentive Award Plan (the “2021 Plan”), and 2021 Employee Stock Purchase Plan (the “ESPP”).
(2)The number of shares authorized under our 2021 Plan increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) a number of Shares (as defined in the 2021 Plan) such that the aggregate number of Shares available for grant under the 2021 Plan immediately following such increase shall equal 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year, and (B) such lesser number of Shares as determined by our board of directors. The number of shares authorized under our ESPP increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Class A common stock and Class B common stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of Shares (as defined in the ESPP) as determined by our board of directors. The maximum number of shares of Class A common stock subject to issuance pursuant to our ESPP offering period outstanding as of December 31, 2022 is 3,206,369.
(3)Consists of 1,352,608 and 2,195,823 shares of Class A common stock subject to outstanding restricted stock units under the 2016 Plan and 2021 Plan, respectively. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan, though existing awards remain outstanding.
(4)Consists of 34,272,427 and 8,125,484 outstanding options to purchase Class A common stock under the 2016 Plan and 2021 Plan, respectively. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan, though existing awards remain outstanding.
(5)As of December 31, 2022, the weighted-average exercise price of outstanding options was $6.11.
The remaining information required by this item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
Our financial statements are listed in the “Index to Financial Statements” under Part II, Item 8, of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not required or are not applicable, not material or because the required information is shown in our financial statements or the notes thereto.
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.					*
3.2	Amended and Restated Bylaws of FIGS, Inc.					*
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
4.3	Description of the Registrant's Securities	10-K	001-40448	4.3	3/10/2022
10.1	Credit Agreement dated September 7, 2021 between the Company and Bank of America, N.A.	8-K	001-40448	10.1	9/10/2021
10.1.1	First Amendment to Credit Agreement, dated February 27, 2023, between the Company and Bank of America, N.A.					*
10.2	Form of Indemnification Agreement between FIGS, Inc. and its directors and officers.	S-1	333-255797	10.1	5/5/2021
10.3#	2021 Equity Incentive Award Plan.					*
10.4#	Form of Stock Option Grant Notice and Agreement under 2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.6	5/20/2021
10.5#	Form of Restricted Stock Unit Grant Notice and Agreement under 2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.7	5/20/2021
10.6#	2021 Employee Stock Purchase Plan.					*
10.7#	Second Amended and Restated Employment Agreement by and between FIGS, Inc. and Heather Hasson, effective August 4, 2022.	8-K	001-40448	10.1	8/4/2022
10.8#	Amended and Restated Employment Agreement by and between FIGS, Inc. and Catherine Spear.					*
10.9#	Non-Employee Director Compensation Program.	S-1/A	333-255797	10.14	5/20/2021
10.10#	Voting Agreement by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC and certain related entities.					*
10.10.1#	Amendment and Joinder to Voting Agreement, by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC, Thomas Tull and certain related persons and trusts.	8-K	001-40448	10.1	3/23/2022
10.11#	Equity Award Exchange Right Agreement between FIGS, Inc. and each of Heather Hasson and Catherine Spear.					*
10.12#	Employment Agreement by and between FIGS, Inc. and Daniella Turenshine.	10-K	001-40448	10.15	3/10/2022
10.13#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Heather Hasson, dated February 22, 2018.	S-1/A	333-255797	10.15	5/20/2021
10.14#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Catherine Spear, dated February 22, 2018.	S-1/A	333-255797	10.16	5/20/2021
10.15	Office Lease by and between FIGS, Inc. and 2834 Colorado Avenue, LLC, dated November 26, 2018.	S-1	333-255797	10.10	5/5/2021
10.16#	FIGS, Inc. Amended 2016 Equity Incentive Plan.	S-8	333-256585	99.1	5/28/2021
10.17#	Form of Stock Option Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.3	5/5/2021
10.18#	Form of Founders Restricted Stock Unit Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.4	5/5/2021
21.1	List of Subsidiaries of FIGS, Inc.					*
23.1	Consent of Ernst & Young, LLP.					*
24.1	Power of Attorney (included on signature page).					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
99.1	Supplemental Information					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIGS, INC.

Date: February 28, 2023	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Catherine Spear and Daniella Turenshine, and each of them singly (with full power to each of them to act alone), his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and in their name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Catherine Spear	Chief Executive Officer and Director	February 28, 2023
Catherine Spear	(Principal Executive Officer)

/s/ Daniella Turenshine	Chief Financial Officer	February 28, 2023
Daniella Turenshine	(Principal Financial and Accounting Officer)

/s/ Heather Hasson	Director	February 28, 2023
Heather Hasson

/s/ Sheila Antrum	Director	February 28, 2023
Sheila Antrum

/s/ A.G. Lafley	Director	February 28, 2023
A.G. Lafley

/s/ Kenneth Lin	Director	February 28, 2023
Kenneth Lin

/s/ Michael Soenen	Director	February 28, 2023
Michael Soenen

/s/ Jeffrey Wilke	Director	February 28, 2023
Jeffrey Wilke

/s/ J. Martin Willhite	Director	February 28, 2023
J. Martin Willhite