Form 10-Q
period 2023-03-31
FIGS, Inc.
filed 2023-05-04
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, there were 159,613,628 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 7,482,014 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position, industry, business, and macroeconomic trends, the impact of the COVID-19 pandemic and macroeconomic pressures, our use of ocean and air freight, the fact that we may continue to contend with global supply chain challenges, our plans for addressing increased inventory on hand, equity compensation, our marketing strategy, competition, market growth and our business strategy, plans and objectives for future operations.
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
•We plan to expand into additional international markets over time, which will expose us to new and significant risks.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$155,877	$159,775
Accounts receivable	3,781	6,866
Inventory, net	180,373	177,976
Prepaid expenses and other current assets	9,580	11,883
Total current assets	349,611	356,500
Non-current assets
Property and equipment, net	11,241	11,024
Operating lease right-of-use assets	14,646	15,312
Deferred tax assets	11,411	10,971
Other assets	1,195	1,257
Total non-current assets	38,493	38,564
Total assets	$388,104	$395,064
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,571	$20,906
Operating lease liabilities	3,437	3,408
Accrued expenses	21,270	26,164
Accrued compensation and benefits	3,646	3,415
Sales tax payable	3,706	3,374
Gift card liability	7,531	7,882
Deferred revenue	706	2,786
Returns reserve	3,502	3,458
Income tax payable	382	—
Total current liabilities	52,751	71,393
Non-current liabilities
Operating lease liabilities, non-current	14,984	15,756
Other non-current liabilities	176	176
Total liabilities	$67,911	$87,325
Commitments and contingencies (Note 8)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 159,576,825 and 159,351,307 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16	16
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 7,482,014 and 7,210,795 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of March 31, 2023 and December 31, 2022; zero shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	279,151	268,606
Retained earnings	41,026	39,117
Total stockholders’ equity	320,193	307,739
Total liabilities and stockholders’ equity	$388,104	$395,064
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net revenues	$120,232	$110,100
Cost of goods sold	34,556	31,670
Gross profit	85,676	78,430
Operating expenses
Selling	31,158	22,058
Marketing	17,064	15,408
General and administrative	34,157	27,219
Total operating expenses	82,379	64,685
Net income from operations	3,297	13,745
Other income, net
Interest income	1,072	9
Other expense	(1)	(1)
Total other income, net	1,071	8
Net income before provision for income taxes	4,368	13,753
Provision for income taxes	2,459	4,854
Net income and comprehensive income	$1,909	$8,899
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.01	$0.05
Diluted earnings per share	$0.01	$0.05
Weighted-average shares outstanding—basic	166,773,335	164,406,142
Weighted-average shares outstanding—diluted	182,853,746	193,379,275
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2021	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	381,973	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(338,152)	—	338,152	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	6,300,000	—	(6,300,000)	—	—	—	—
Stock-based compensation	—	—	—	—	8,477	—	8,477
Stock option exercises	88,610	—	—	—	352	—	352
Net income	—	—	—	—	—	8,899	8,899
March 31, 2022	158,530,688	$15	6,196,339	$1	$236,455	$26,830	$263,301

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2022	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$307,739
Issuance of Class A Common Stock upon vesting of Restricted Stock	494,487	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(271,219)	—	271,219	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	—	—	—	—	—
Restricted Stock surrendered for employee's tax liability	—	—	—	—	(246)	—	(246)
Stock-based compensation	—	—	—	—	10,790	—	10,790
Stock option exercises	2,250	—	—	—	1	—	1
Net income	—	—	—	—	—	1,909	1,909
March 31, 2023	159,576,825	$16	7,482,014	$—	$279,151	$41,026	$320,193
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,909	$8,899
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	659	375
Deferred income taxes	(440)	(406)
Non-cash operating lease cost	666	374
Stock-based compensation	10,790	8,477
Changes in operating assets and liabilities:
Accounts receivable	3,085	(469)
Inventory	(2,397)	(16,697)
Prepaid expenses and other current assets	2,303	(3,857)
Other assets	62	(185)
Accounts payable	(12,439)	2,372
Accrued expenses	(4,894)	(560)
Accrued compensation and benefits	231	(2,371)
Sales tax payable	332	607
Gift card liability	(351)	(315)
Deferred revenue	(2,080)	9
Returns reserve	44	(233)
Income tax payable	382	(3,648)
Operating lease liabilities	(743)	(389)
Net cash used in operating activities	(2,881)	(8,017)
Cash flows from investing activities:
Purchases of property and equipment	(772)	(364)
Net cash used in investing activities	(772)	(364)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchases	1	352
Tax payments related to net share settlements on restricted stock units	(246)	—
Net cash (used in) provided by financing activities	(245)	352
Net change in cash, cash equivalents, and restricted cash	(3,898)	(8,029)
Cash, cash equivalents, and restricted cash, beginning of period	159,775	197,430
Cash, cash equivalents, end of period	$155,877	$189,401
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$123	$149
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The Company’s fiscal year ends on December 31. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim condensed financial statements and footnotes. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023.
In the opinion of management, the unaudited condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of March 31, 2023 and December 31, 2022.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Updates (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Revenue is recognized in an amount that reflects the consideration expected to be received in exchange for products. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the condensed balance sheets was $3.5 million as of March 31, 2023 and December 31, 2022.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.7 million during the three months ended March 31, 2023 related to the deferred revenue balance that existed at December 31, 2022. The Company does not have significant contract acquisition costs.
The following table presents the disaggregation of the Company’s net revenues for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three months ended March 31,
	2023	2022
By geography:
United States	$107,680	$101,418
Rest of the world	12,552	8,682
	$120,232	$110,100
By product:
Scrubwear	$97,866	$90,467
Non-Scrubwear	22,366	19,633
	$120,232	$110,100
3.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
As of March 31, 2023, and December 31, 2022, the Company’s cash equivalents consisted of highly liquid investments with original maturities of 90 days or less from the date of purchase. These investments are classified as available-for-sale and consist of Level 1 financial assets, which include money market funds and U.S. Treasury securities, and Level 2 financial assets, which include commercial paper.
Assets and liabilities measured at fair value are classified into the following categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because their fair values are derived from quoted market prices or alternative pricing sources and models utilizing observable market inputs.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$83,623	$—	$—	$83,623
U.S. Treasury securities	21,123	—	—	21,123
Corporate paper	—	29,279	—	29,279
	$104,746	$29,279	$—	$134,025

	Fair Value Measurement as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$102,908	$—	$—	$102,908
	$102,908	$—	$—	$102,908
Gross unrealized gains and gross unrealized losses related to the Company's short-term investments were not material as of March 31, 2022.
There have been no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4.    ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade	$3,117	$6,288
Other	664	578
	$3,781	$6,866

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and fixtures	$1,203	$1,189
Office equipment	953	937
Machinery and equipment	2,735	2,853
Computer equipment	1,723	1,486
Software and website design	6,620	6,209
Leasehold improvements	3,126	3,126
Capital projects in progress	327	11
Total property and equipment	16,687	15,811
Less: accumulated depreciation and amortization	(5,446)	(4,787)
Property and equipment, net	$11,241	$11,024
Depreciation and amortization expense of property and equipment for the three months ended March 31, 2023 and 2022 was $0.7 million and $0.4 million, respectively.
6.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued inventory	$5,389	$8,906
Accrued shipping	2,299	2,149
Accrued selling expenses	8,361	10,648
Accrued legal expenses	145	395
Accrued marketing expenses	3,350	1,747
Other accrued expenses	1,726	2,319
	$21,270	$26,164
7.    FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of March 31, 2023, the Company had letters of credit aggregating to $4.4 million outstanding under the 2021 Facility and available borrowings of $95.6 million. As of March 31, 2023, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
On February 27, 2023, the Company entered into a first amendment (the “First Amendment”) to the 2021 Facility. The First Amendment amends the Credit Agreement to replace the London interbank offered rate (“LIBOR”) with a term rate based on the Secured Overnight Financing Rate (“SOFR”), together with certain administrative changes to facilitate such replacement. Except as amended by the First Amendment, the terms of the Credit Agreement remain in full force and effect.

8.    COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million within sales tax payable on the Company’s condensed balance sheets as of March 31, 2023, and December 31, 2022, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of March 31, 2023 were $33.8 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying unaudited condensed financial statements.
The Company currently has a legal action against it with respect to a putative securities class action against the Company and certain of its executive officers and directors.
The Company intends to vigorously defend against such claims. Accordingly, an accrual for any potential liability has not been recorded.
9.    INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 56.3% and 35.3%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and officer excess compensation limitations.
For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $2.5 million and $4.9 million, respectively.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% alternative minimum tax on corporations with book income in excess of $1 billion, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy effective January 1, 2023. The provisions of the IRA did not have an impact to the Company's financial statements. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company’s tax provision in future periods.
10.    EARNINGS PER SHARE
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted

EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net income	$1,909	$8,899
Denominator:
Weighted-average shares—basic	166,773,335	164,406,142
Effect of dilutive stock options	14,843,572	26,559,931
Effect of dilutive restricted stock	1,236,839	2,413,202
Weighted-average shares—diluted	182,853,746	193,379,275

Earnings per share:
Basic earnings per share	$0.01	$0.05
Effect of dilutive stock options and restricted stock	—	—
Diluted earnings per share	$0.01	$0.05
The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings per share for the three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2023	2022
Stock options to purchase common stock	9,074,968	3,161,837
Restricted stock units	1,757,455	1,021,834
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 (the “2022 Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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
At March 31, 2023, we had approximately 2.4 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three months ended March 31, 2023, we had the following results compared to the same periods in 2022:
•Expanded our community of active customers by 21.8% from approximately 2.0 million at March 31, 2022 to approximately 2.4 million at March 31, 2023;
•Net revenues increased from $110.1 million to $120.2 million for the three months ended March 31, 2023, representing 9.2% year-over-year growth;
•Gross margin increased 0.1 percentage points from 71.2% to 71.3% for the three months ended March 31, 2023;
•Net income decreased from $8.9 million to $1.9 million for the three months ended March 31, 2023;
•Net income margin decreased 6.5 percentage points from 8.1% to 1.6% for the three months ended March 31, 2023;
•Adjusted EBITDA decreased from $25.0 million to $16.1 million for the three months ended March 31, 2023, representing an Adjusted EBITDA Margin of 13.4%;
•Cash flows from operating activities increased from $(8.0) million to $(2.9) million for the three months ended March 31, 2023; and
•Free cash flow increased from $(8.4) million to $(3.7) million for the three months ended March 31, 2023.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Supply Chain and Macroeconomic Update
During the quarter ended March 31, 2023, we experienced ocean freight rates and transit times improve to near pre-pandemic levels. We also utilized air freight to a lesser extent than we did during the prior year period, while we similarly experienced air freight rates return to pre-pandemic levels.
In the quarter ended March 31, 2023, we continued to experience elevated inventory on hand, as a result of improvements in ocean transit times, following our decision to increase weeks of supply during periods of ocean transit time volatility, and sales below our expectations during the fiscal year ended December 31, 2022. This resulted in increased costs associated with storing such inventory. We are continuing to work to address our increased inventory by adjusting future inventory purchases accordingly, reintroducing previously launched limited-edition styles and colors, and selectively utilizing promotional events. Nevertheless, because approximately 85% of our production (in 2022) utilized our main scrubwear fabric technology FIONx and a substantial amount of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round, we can hold greater inventory without significant risk of obsolescence or exposure to seasonality. In addition, we are generally able to time the sourcing of our product components and manufacture of our core scrubwear styles in core colors without being solely dependent on cyclical demand trends.

In the quarter ended March 31, 2023, we also continued to see year over year sales growth impacted by moderation of frequency trends. We believe this was due largely to adverse macroeconomic factors such as sustained inflationary pressures on consumer spending, which continues to impact our customers. While we believe our largely non-discretionary, replenishment-driven business model is resilient in challenging macroeconomic environments, we expect current macroeconomic pressures to affect our results of operations in the near term.
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in our 2022 Annual Report on Form 10-K under the heading “Key Factors Affecting Our Performance.” Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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
Selling
Selling expenses represent costs incurred for fulfillment, selling and distribution. Fulfillment expenses consist of costs incurred in operating and staffing a third-party fulfillment center, including costs associated with inspecting and warehousing inventories and picking, packaging and preparing customer orders for shipment. Selling and distribution expenses consist primarily of shipping and other transportation costs incurred in delivering merchandise to customers and from customers returning merchandise, merchant processing fees and packaging. We expect fulfillment, selling and distribution costs to increase in absolute dollars as we increase our net revenues.
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

General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation, other related costs and other general overhead, including certain third-party consulting and contractor expenses, certain facilities costs, software expenses, legal expenses and recruiting fees. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also anticipate that we will continue to incur significant additional legal, accounting, insurance, investor relations and other expenses to support our operations as a public company.
Other Income, Net
Other income, net consists of interest income or expense associated with debt financing arrangements, amortization of debt issuance costs and interest income earned on investments, as well as gain or loss on foreign currency, primarily driven by payment to vendors for amounts not denominated in U.S. dollars.
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
Results of Operations
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
	(in thousands)		(as a percentage of net revenues)
Net revenues	$120,232	$110,100	100.0%	100.0%
Cost of goods sold	34,556	31,670	28.7	28.8
Gross profit	85,676	78,430	71.3	71.2
Operating expenses
Selling	31,158	22,058	25.9	20.0
Marketing	17,064	15,408	14.2	14.0
General and administrative(1)	34,157	27,219	28.4	24.7
Total operating expenses	82,379	64,685	68.5	58.7
Net income from operations	3,297	13,745	2.7	12.5
Other income, net	1,071	8	0.9	0.0
Net income before provision for income taxes	4,368	13,753	3.6	12.5
Provision for income taxes	2,459	4,854	2.0	4.4
Net income and comprehensive income	$1,909	$8,899	1.6%	8.1%
(1) Includes stock-based compensation expense of $10.8 million and $8.5 million for the three months ended March 31, 2023 and 2022, respectively.

Net Revenues

	Three months ended March 31,		Change
	2023	2022	%
	(in thousands)
Net revenues	$120,232	$110,100	9.2%
Net revenues increased by $10.1 million, or 9.2%, for the three months ended March 31, 2023, compared to the same period last year. The increase in net revenues was driven primarily by an increase in orders from existing and new customers, partially offset by a decrease in AOV.
Cost of Goods Sold

	Three months ended March 31,		Change
	2023	2022
	(in thousands)
Cost of goods sold	$34,556	$31,670	9.1%
Gross profit	85,676	78,430	9.2%
Gross margin	71.3%	71.2%	10 bps
Cost of goods sold increased by $2.9 million, or 9.1%, for the three months ended March 31, 2023, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the first quarter of 2023 as compared to the same period in 2022.
Gross profit increased by $7.2 million, or 9.2%, for the three months ended March 31, 2023, compared to the same period last year, primarily due to the increase in the total number of orders in the first quarter of 2023, compared to the same period in 2022.
Gross margin increased by 0.1 percentage points for the three months ended March 31, 2023, compared to the same period last year. The increase in gross margin was primarily related to lower utilization of air freight partially offset by a higher mix of promotional sales.
Operating Expenses

	Three months ended March 31,		Change
	2023	2022	%
	(in thousands)
Operating expenses:
Selling	$31,158	$22,058	41.3%
Marketing	17,064	15,408	10.7%
General and administrative	34,157	27,219	25.5%
Total operating expenses	82,379	64,685	27.4%
Operating expenses increased by $17.7 million, or 27.4%, for the three months ended March 31, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 9.7 percentage points, primarily driven by an increase in selling expenses as described below.
Selling expense increased by $9.1 million, or 41.3%, for the three months ended March 31, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 5.9 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher fulfillment expenses, including increased storage costs and, to a lesser extent, the impact from international duty subsidies.

Marketing expense increased by $1.7 million, or 10.7%, for the three months ended March 31, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 0.2 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to increased investment in digital marketing, particularly within our social media channels. This increase was partially offset by lower investment in brand marketing, particularly offline marketing, as compared to the same period last year.
General and administrative expense increased by $6.9 million, or 25.5%, for the three months ended March 31, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 3.7 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily due to an update to our accrual methodology for charitable donations in the prior year, an increase in stock based compensation expense and higher professional fees, including increased public company costs. This increase was partially offset by reduced legal and insurance expenses.
Other Income, Net

	Three months ended March 31,		Change
	2023	2022	%
	(in thousands)
Other income, net	$1,071	$8	13,287.5%
Other income, net increased for the three months ended March 31, 2023, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates.
Provision for Income Taxes

	Three months ended March 31,		Change
	2023	2022	%
	(in thousands)
Provision for income taxes	$2,459	$4,854	(49.3)%
Provision for income taxes decreased by $2.4 million, or 49.3% for the three months ended March 31, 2023, compared to the same period last year, primarily due to a decrease in pre-tax income.
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

	As of March 31,
	2023	2022
	(in thousands)
Active customers	2,390	1,962

We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers.

	As of March 31,
	2023	2022
Net revenues per active customer	$216	$226
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

	Three months ended March 31,
	2023	2022
Average order value	$114	$116
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
•Adjusted EBITDA and Adjusted EBITDA margin do not reflect other income, net;
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
•Adjusted EBITDA and Adjusted EBITDA margin do not reflect the impact of stock-based compensation and related expense;
•Adjusted EBITDA and Adjusted EBITDA margin do not reflect transaction costs; and
•Adjusted EBITDA and Adjusted EBITDA margin do not reflect expenses related to non-ordinary course disputes.

The following table reflects a reconciliation of Adjusted EBITDA to Net income, the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA margin with Net income margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended March 31,
	2023	2022
	(in thousands, except margin)
Net income	$1,909	$8,899
Add (deduct):
Other income, net	(1,071)	(8)
Provision for income taxes	2,459	4,854
Depreciation and amortization expense(1)	659	375
Stock-based compensation and related expense(2)	10,865	8,447
Expenses related to non-ordinary course disputes(3)	1,256	2,417
Adjusted EBITDA	$16,077	$24,984

Net revenues	$120,232	$110,100
Net income margin(4)	1.6%	8.1%
Adjusted EBITDA margin	13.4%	22.7%
(1) Excludes amortization of debt issuance costs included in “Other income, net.”
(2) Includes stock-based compensation expense and payroll taxes related to equity award activity.
(3) Exclusively represents attorney’s fees, cost and expenses incurred by the Company in connection with the Company’s litigation against Strategic Partners, Inc., as further described in the section titled “Legal Proceedings” appearing in this Quarterly Report on Form 10-Q.
(4) Net income margin represents net income as a percentage of net revenues.
Free Cash Flow
We calculate free cash flow as net cash (used in) provided by operating activities reduced by capital expenditures, including purchases of property and equipment and capitalized software development costs. We believe free cash flow is a useful measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of free cash flow as an analytical tool, including: other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure; and free cash flow does reflect our future contractual commitments and it does not represent the total residual cash flow for a given period.
The following table presents a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(2,881)	$(8,017)
Less: capital expenditures	(772)	(364)
Free cash flow	$(3,653)	$(8,381)

Liquidity and Capital Resources
As of March 31, 2023 and December 31, 2022, we had $155.9 million and $159.8 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of March 31, 2023, we had no outstanding borrowings under the 2021 Facility (other than $4.4 million of outstanding letters of credit) and available borrowings of $95.6 million.
See Note 7 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities	$(2,881)	$(8,017)
Cash flows from investing activities	(772)	(364)
Cash flows from financing activities	(245)	352
Net change in cash, cash equivalents, and restricted cash	$(3,898)	$(8,029)
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash used in operating activities was $2.9 million for the three months ended March 31, 2023, an improvement of $5.1 million compared to the same period last year. The change in operating cash flows was primarily due to a net change in operating assets and liabilities of $9.3 million driven by lower inventory purchases of $14.3 million, the timing of prepaid expenses and other current assets of $6.2 million, the timing of income tax payments of $4.0 million, and the timing of cash collections related to accounts receivable of $3.6 million. These improvements were partially offset by the timing of cash payments related to accounts payable of $14.8 million and the timing of payments against accrued expenses of $4.3 million.
Investing Activities
Cash flows from investing activities relate to capital expenditures and other investing activities.

Cash used in investing activities increased by $0.4 million for the three months ended March 31, 2023, compared to the same period last year. The change in investing cash flows was primarily due to an increase in capital expenditures.
Capital expenditures during the three months ended March 31, 2023 were primarily related to capitalized software development costs, purchases of computer equipment, and purchases of office equipment.
Capital expenditures during the three months ended March 31, 2022 were primarily related to capitalized software development costs, purchases of computer equipment, and purchases of furniture and fixtures.
Financing Activities
Cash flows from financing activities consist primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash used in financing activities of $0.2 million for the three months ended March 31, 2023 was primarily attributable to tax payments related to net share settlements on restricted stock units.
Cash provided by financing activities of $0.4 million for the three months ended March 31, 2022 was attributable to proceeds from stock option exercises.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2022 Annual Report on Form 10-K.
Refer to Note 8 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the three months ended March 31, 2023.
Critical Accounting Policies and Estimates
Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report on Form 10-K. There have been no material changes to the Company's critical accounting policies since December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2022 Annual Report on Form 10-K.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 1, 2021, Miracle Ventures I, LP (“Miracle Ventures”), a former FIGS stockholder, filed a complaint against us and the Founders in the U.S. District Court for the Southern District of New York, in which Miracle Ventures alleged causes of action for breach of fiduciary duty and fraud in connection with its decision to sell its shares of FIGS common stock to another FIGS stockholder in June 2017. On March 3, 2022, we filed a motion to dismiss the amended complaint. On November 1, 2022, the court granted our motion and dismissed the amended complaint, granting Miracle Ventures leave to attempt to replead only its breach of fiduciary claim. After Miracle Ventures filed a second amended complaint, we filed a motion to dismiss that complaint, and on May 4, 2023, the court granted our motion to dismiss with prejudice and entered judgment in our favor.
On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our initial public offering in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023, with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs. The complaint seeks unspecified compensatory damages and attorneys’ fees and costs.
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
Item 1A. Risk Factors.
Our business involves significant risks. You should carefully consider the risks and uncertainties described below, which update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our 2022 Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q and in our 2022 Annual Report on Form 10-K and in our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.

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
We plan to expand into additional international markets over time, which will expose us to new and significant risks.
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

Our ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by other factors beyond our and/or these providers’ control, including pandemic, weather, fire, flood, power loss, earthquakes, acts of war, or terrorism or other events specifically impacting other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. For example, a strike, or threat of a strike, by employees of any of our third-party global providers, other parcel carriers or by port workers, or a work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we generally import our products into the U.S., could significantly disrupt our business. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
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
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions (for example, because of effects on inventory supply and consumer demand caused by the current COVID-19 pandemic and high inflation rates), and economic conditions or consumer confidence in future economic conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brand.
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
Our business may be subject to uncertainty as a result of the ongoing impact of COVID-19 and any future pandemics.
The ongoing COVID-19 pandemic has negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic or other pandemics (including new variants of COVID-19). As a result of these supply chain challenges, we have from time to time contended, and may continue to contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time to ship, goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight and incurred increased freight costs as a result of global supply chain disruptions, which has in the past increased our cost of goods sold and adversely impacted our gross margin, and we may from time to time continue to use more expensive air freight in the future. If we continue to experience higher costs due to significant and sustained supply chain disruption, we may not be able to, or may not choose to, fully offset such higher costs through price increases, which could harm our business, financial condition and results of operations.
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
We rely on third-party suppliers to manufacture our raw materials, product components and products, and our raw materials, product components and products may be available, in the short-term, from a limited number of sources. We choose not to enter into long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials, product components and products, and typically transact business with our suppliers on an order-by-order basis. We also compete with other companies for raw materials, product components and production.
As of March 31, 2023, our supply chain spanned 9 countries and consisted of approximately 33 global production partners. Within our supply chain, we source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with manufacturing partners that produce our products in facilities located in South East Asia, China and South America, with the vast majority of our products being produced by a limited number of our largest manufacturing suppliers in South and South East Asia. We are continuously working to diversify our sourcing and manufacturing capabilities.
We may experience a disruption in the supply of fabrics, raw materials or product components from current sources, and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significantly increased demand, or if we need to replace or discontinue our relationship with an existing supplier or manufacturer, which has occurred from time to time, we may be unable to locate additional suppliers of fabrics, raw materials or product components or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards.
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
In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time, to ship goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight, and we may from time to time need to continue to use more expensive air freight in the future, which has in the past and may in the future increase our cost of goods sold. For example, from time to time, our gross margin has been impacted by higher freight costs, which we believe was as a result of inflation due, in part, to global supply chain disruptions and the COVID-19 pandemic. We continue to monitor the impact of inflation on raw materials, freight, labor, rent, and other costs in order to minimize its effects. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if we are unable, or choose not to, increase the selling prices of our products in proportion with these increased costs. Further, any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could also have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower net income from operations, both in the short and long term.
Moreover, we have from time to time received, and may in the future receive, shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenues resulting from the inability to sell those products and related increased administrative and shipping costs, as well as potential inventory write-offs and/or increased fees in connection with additional inspections of our products, which have occurred from time to time. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products, and our business and brand could be harmed.
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
•    political unrest or conflict, such as Russia’s invasion of Ukraine, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
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
We have obtained design patents in the United States and corresponding industrial design registrations in other countries on certain aspects of some of our product designs, and we have applications pending for additional design patents and industrial design registrations. In addition, our products are made using our proprietary blends of raw materials, fabrics and fabric treatments, which results in products unique to us; however, we do not own the intellectual property rights for the underlying fabric technology, fabrics treatments or fabrics. Our ability to obtain intellectual property protection for our products is therefore limited. As a result, our current and future competitors may attempt to imitate our products and fabrics and do so at lower prices. If our competitors are successful in doing so, our net revenues and profitability could suffer.
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
We may attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, but such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end customer; however, this could reduce the competitiveness of our products and adversely affect net revenues. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this Quarterly Report on Form 10-Q, tariffs have not had a material impact on our business, but trade restrictions, including tariffs, quotas, export controls, trade sanctions, embargoes, safeguards and customs restrictions implemented by the United States or other countries, in connection with a trade war or otherwise could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, based on shares outstanding as of March 31, 2023, holders of 7,731,267 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of March 31, 2023.
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
The variables that go into the calculation of our market opportunity are also subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of net revenues for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance and perceived value associated with our products and traditional medical apparel. Even if the markets in which we compete meet the size estimates and growth forecasted, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.
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
We have been, are and may in the future become involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance, securities and other claims related to our business. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about our legal proceedings. We have also been subject to stockholder demands seeking access to the Company’s books and records pursuant to Delaware Code Title 8,
Section 220.While we intend to vigorously defend against such claims, these or any other proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net revenues and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 also requires that we provide a management report on the effectiveness of our internal control over financial reporting, including disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we are no longer an “emerging growth company” as of December 31, 2022, Section 404 also requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting on an annual basis, starting with the 2022 Annual Report.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	8-K	001-40448	3.1	6/2/2021
3.2	Amended and Restated Bylaws of FIGS, Inc.	8-K	001-40448	3.2	6/2/2021
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1	First Amendment to Credit Agreement, dated February 27, 2023, between the Company and Bank of America, N.A.	10-K	001-40448	10.1.1	2/28/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: May 4, 2023	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Daniella Turenshine
	Name:	Daniella Turenshine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)