Form 10-Q
period 2023-06-30
FIGS, Inc.
filed 2023-08-03
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 160,717,541 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 7,748,952 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position, industry, business, and macroeconomic trends, the impact of the COVID-19 pandemic and macroeconomic pressures, our use of ocean and air freight, the fact that we may continue to contend with global supply chain challenges, demand for our products, our plans for addressing increased inventory on hand, equity compensation, our marketing strategy, competition, market growth and our business strategy, plans and objectives for future operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$146,730	$159,775
Short-term investments	38,595	—
Accounts receivable	6,269	6,866
Inventory, net	167,806	177,976
Prepaid expenses and other current assets	9,849	11,883
Total current assets	369,249	356,500
Non-current assets
Property and equipment, net	11,399	11,024
Operating lease right-of-use assets	17,154	15,312
Deferred tax assets	11,955	10,971
Other assets	1,258	1,257
Total non-current assets	41,766	38,564
Total assets	$411,015	$395,064
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,933	$20,906
Operating lease liabilities	3,818	3,408
Accrued expenses	17,990	26,164
Accrued compensation and benefits	4,366	3,415
Sales tax payable	2,953	3,374
Gift card liability	8,390	7,882
Deferred revenue	777	2,786
Returns reserve	3,314	3,458
Income tax payable	3,290	—
Total current liabilities	56,831	71,393
Non-current liabilities
Operating lease liabilities, non-current	17,086	15,756
Other non-current liabilities	176	176
Total liabilities	$74,093	$87,325
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 160,504,522 and 159,351,307 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	16	16
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 7,748,952 and 7,210,795 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022; zero shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	291,306	268,606
Accumulated other comprehensive loss	(8)	—
Retained earnings	45,608	39,117
Total stockholders’ equity	336,922	307,739
Total liabilities and stockholders’ equity	$411,015	$395,064
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net revenues	$138,132	$122,247	$258,364	$232,348
Cost of goods sold	42,098	35,899	76,654	67,569
Gross profit	96,034	86,348	181,710	164,779
Operating expenses
Selling	33,739	26,803	64,896	48,861
Marketing	20,889	20,824	37,953	36,232
General and administrative	34,840	29,270	68,997	56,490
Total operating expenses	89,468	76,897	171,846	141,583
Net income from operations	6,566	9,451	9,864	23,196
Other income, net
Interest income	1,521	70	2,593	79
Other expense	(4)	—	(5)	(1)
Total other income, net	1,517	70	2,588	78
Net income before provision for income taxes	8,083	9,521	12,452	23,274
Provision for income taxes	3,501	4,669	5,961	9,523
Net income	$4,582	$4,852	$6,491	$13,751
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.03	$0.03	$0.04	$0.08
Diluted earnings per share	$0.02	$0.03	$0.04	$0.07
Weighted-average shares outstanding—basic	167,423,656	164,919,979	167,100,292	164,664,480
Weighted-average shares outstanding—diluted	183,332,560	188,903,553	183,094,950	191,142,834
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$4,582	$4,852	$6,491	$13,751
Other comprehensive loss, net of tax
Unrealized loss on short-term investments, net of tax	(8)	—	(8)	—
Total other comprehensive loss, net of tax	(8)	—	(8)	—
Total comprehensive income	$4,574	$4,852	$6,483	$13,751
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2022	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$—	$307,739
Issuance of Class A Common Stock upon vesting of Restricted Stock	494,487	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(271,219)	—	271,219	—	—	—	—	—
Restricted Stock surrendered for employee's tax liability	—	—	—	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	10,790	—	—	10,790
Stock option exercises	2,250	—	—	—	1	—	—	1
Net income	—	—	—	—	—	1,909	—	1,909
March 31, 2023	159,576,825	$16	7,482,014	$—	$279,151	$41,026	$—	$320,193
Issuance of Class A Common Stock upon vesting of Restricted Stock	626,377	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(266,938)	—	266,938	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,519	—	—	11,519
Stock option exercises and employee stock purchases	568,258	—	—	—	636	—	—	636
Net Income	—	—	—	—	—	4,582	—	4,582
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8)	(8)
June 30, 2023	160,504,522	$16	7,748,952	$—	$291,306	$45,608	$(8)	$336,922
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2021	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	381,973	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(338,152)	—	338,152	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	6,300,000	—	(6,300,000)	—	—	—	—
Stock-based compensation	—	—	—	—	8,477	—	8,477
Stock option exercises	88,610	—	—	—	352	—	352
Net income	—	—	—	—	—	8,899	8,899
March 31, 2022	158,530,688	$15	6,196,339	$1	$236,455	$26,830	$263,301
Issuance of Class A Common Stock upon vesting of Restricted Stock	432,901	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(338,152)	—	338,152	—	—	—	—
Capital contribution	—	—	—	—	479	—	479
Stock-based compensation	—	—	—	—	8,777	—	8,777
Stock option exercises and employee stock purchases	102,730	—	—	—	721	—	721
Net income	—	—	—	—	—	4,852	4,852
June 30, 2022	158,728,167	$15	6,534,491	$1	$246,432	$31,682	$278,130
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$6,491	$13,751
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,372	808
Deferred income taxes	(984)	(315)
Non-cash operating lease cost	1,364	1,061
Stock-based compensation	22,309	17,254
Other	(260)	—
Changes in operating assets and liabilities:
Accounts receivable	597	(2,637)
Due from related party	—	(631)
Inventory	10,170	(41,578)
Prepaid expenses and other current assets	2,034	(4,929)
Other assets	(1)	(687)
Accounts payable	(9,100)	(4,081)
Accrued expenses	(8,181)	2,970
Accrued compensation and benefits	951	(2,994)
Sales tax payable	(421)	58
Gift card liability	508	319
Deferred revenue	(2,009)	448
Returns reserve	(144)	(387)
Income tax payable	3,290	(3,973)
Operating lease liabilities	(1,466)	(964)
Other non-current liabilities	—	(28)
Net cash (used in) provided by operating activities	26,520	(26,535)
Cash flows from investing activities:
Purchases of property and equipment	(1,613)	(1,727)
Purchases of available-for-sale securities	(38,343)	—
Purchases of held-to-maturity securities	—	(500)
Net cash used in investing activities	(39,956)	(2,227)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchases	637	1,073
Tax payments related to net share settlements on restricted stock units	(246)	—
Capital contributions	—	479
Net cash provided by financing activities	391	1,552
Net decrease in cash, cash equivalents, and restricted cash	(13,045)	(27,210)
Cash, cash equivalents, and restricted cash, beginning of period	159,775	197,430
Cash and cash equivalents, end of period	$146,730	$170,220
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$153	$309
Lease assets obtained in exchange for new operating lease liabilities	$3,206	$4,670
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
In the opinion of management, the unaudited condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
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
Short-term Investments
The Company holds short-term investments in U.S. government debt securities and corporate debt securities. The Company’s short-term investments with maturities of 12-months or less are classified as current assets on the Company’s condensed balance sheets and have been classified and accounted for as available-for-sale securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates their classification at each balance sheet date.
The Company’s available-for-sale investments in debt securities are carried at fair value with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive loss in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other expense on the Company’s condensed statements of operations. The Company did not record any credit losses on its available-for-sale debt securities in any of the periods presented. The Company determines gains or losses on the sale or maturities of short-term investments using the specific identification method and gains or losses are recorded in other expense on the Company’s condensed statements of operations.

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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of June 30, 2023 and December 31, 2022.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Revenue is recognized in an amount that reflects the consideration expected to be received in exchange for products. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company recognizes revenue at a point in time when it satisfies a performance obligation and transfers control of the products to the respective customers, which occurs when the goods are transferred to a common carrier. Shipping and handling costs associated with outbound freight incurred to transfer a product to a customer are treated as a fulfillment activity, and as a result, any fees received from customers are included in the transaction price for the performance obligation of providing goods to the customer.
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the condensed balance sheets was $3.3 million and $3.5 million as of June 30, 2023 and December 31, 2022, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.7 million during the six months ended June 30, 2023 related to the deferred revenue balance that existed at December 31, 2022. The Company recognized revenues of $2.0 million during the six months ended June 30, 2023 related to redemptions from the gift card liability balance that existed at December 31, 2022. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
By geography:
United States	$123,797	$112,830	$231,477	$214,248
Rest of the world	14,335	9,417	26,887	18,100
	$138,132	$122,247	$258,364	$232,348
By product:
Scrubwear	$115,238	$103,887	$213,104	$194,354
Non-Scrubwear	22,894	18,360	45,260	37,994
	$138,132	$122,247	$258,364	$232,348
3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company's cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company's cash equivalents and short-term investments by significant investment category and fair value level as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1 (1):
Money market funds	$84,698	$—	$—	$84,698
U.S. government securities	24,173	3	(8)	24,168
Level 2 (2):
Corporate paper	26,701	4	(7)	26,698
Total	$135,572	$7	$(15)	$135,564

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1 (1):
Money market funds	$102,908	$—	$—	$102,908
Total	$102,908	$—	$—	$102,908
(1) Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
(2) Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
There have been no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4.    ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade	$5,621	$6,288
Other	648	578
	$6,269	$6,866
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Inventory deposits	$1,923	$2,086
Prepaid expenses	6,781	6,588
Prepaid taxes	38	2,186
Other	1,107	1,023
	$9,849	$11,883
6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$1,223	$1,189
Office equipment	991	937
Machinery and equipment	2,735	2,853
Computer equipment	1,735	1,486
Software and website design	7,113	6,209
Leasehold improvements	3,169	3,126
Capital projects in progress	592	11
Total property and equipment	17,558	15,811
Less: accumulated depreciation and amortization	(6,159)	(4,787)
Property and equipment, net	$11,399	$11,024
Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2023 was $0.7 million and $1.4 million, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2022 was $0.4 million and $0.8 million, respectively.

7.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued inventory	$5,014	$8,906
Accrued shipping	1,230	2,149
Accrued selling expenses	6,252	10,648
Accrued legal expenses	553	395
Accrued marketing expenses	2,619	1,747
Other accrued expenses	2,322	2,319
	$17,990	$26,164
8.    FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of June 30, 2023, the Company had letters of credit aggregating to $4.4 million outstanding under the 2021 Facility and available borrowings of $95.6 million. As of June 30, 2023, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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
9.    COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million within sales tax payable on the Company’s condensed balance sheets as of June 30, 2023 and December 31, 2022, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of June 30, 2023 were $33.1 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying condensed financial statements.
During the three months ended June 30, 2023, the Company had legal actions against it with respect to its litigation with Miracle Ventures I, LP, which concluded in the Company’s favor on May 4, 2023, and a putative securities class action and related derivative suit against the Company and certain of its executive officers and directors.
The Company intends to vigorously defend against such claims. The Company has determined that any potential loss is neither probable nor reasonably estimable and an accrual has not been recorded.

Leases
In the second quarter of 2023, the Company entered into lease agreements with expected commencement dates in the second half of 2023 and first half of 2024. The Company expects to classify these leases as operating leases. The initial terms of the leases range from 5 years to 7 years and the Company expects to record operating lease costs of $47.8 million over the life of the leases.
10.    INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended June 30, 2023 and 2022, the Company’s effective tax rate was 43.3% and 49.0%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and officer excess compensation limitations.
For the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $3.5 million and $4.7 million, respectively.
For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate was 47.9% and 40.9%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and officer excess compensation limitations.
For the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $6.0 million and $9.5 million, respectively.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted

EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$4,582	$4,852	$6,491	$13,751
Denominator:
Weighted-average shares—basic	167,423,656	164,919,979	167,100,292	164,664,480
Effect of dilutive stock options	14,818,670	21,933,701	14,831,121	24,246,816
Effect of dilutive restricted stock	1,090,234	2,049,872	1,163,537	2,231,537
Weighted-average shares—diluted	183,332,560	188,903,553	183,094,950	191,142,834

Earnings per share:
Basic earnings per share	$0.03	$0.03	$0.04	$0.08
Effect of dilutive stock options and restricted stock	(0.01)	—	—	(0.01)
Diluted earnings per share	$0.02	$0.03	$0.04	$0.07
The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings per share for the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options to purchase common stock	11,303,495	4,936,480	10,198,597	3,629,244
Restricted stock units	2,287,331	1,307,017	2,030,447	1,010,997
12.    RELATED PARTY TRANSACTIONS
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
At June 30, 2023, we had approximately 2.5 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and six months ended June 30, 2023, we had the following results compared to the same periods in 2022:
•Expanded our community of active customers by 21.0% from approximately 2.0 million at June 30, 2022 to approximately 2.5 million at June 30, 2023;
•Net revenues increased from $122.2 million to $138.1 million for the three months ended June 30, 2023, and from $232.3 million to $258.4 million for the six months ended June 30, 2023, representing 13.0% and 11.2% year-over-year growth, respectively;
•Gross margin decreased 1.1 percentage points from 70.6% to 69.5% for the three months ended June 30, 2023, and 0.6 percentage points from 70.9% to 70.3% for the six months ended June 30, 2023;
•Net income decreased from $4.9 million to $4.6 million for the three months ended June 30, 2023, and decreased from $13.8 million to $6.5 million for the six months ended June 30, 2023;
•Net income margin decreased 0.7 percentage points from 4.1% to 3.4% for the three months ended June 30, 2023, and decreased 3.4 percentage points from 5.9% to 2.5% for the six months ended June 30, 2023;
•Adjusted EBITDA decreased from $21.5 million to $18.9 million for the three months ended June 30, 2023, and from $46.5 million to $35.0 million for the six months ended June 30, 2023, representing an Adjusted EBITDA Margin of 13.7% and 13.5%, respectively;
•Cash flows from operating activities increased from $(26.5) million to $26.5 million for the six months ended June 30, 2023; and
•Free cash flow increased from $(28.3) million to $24.9 million for the six months ended June 30, 2023.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Supply Chain and Macroeconomic Update
In the quarter ended June 30, 2023, we continued to experience improved ocean and air freight rates and ocean transit times at near pre-pandemic levels. We also utilized air freight to a lesser extent than we did during the prior year period.

In the quarter ended June 30, 2023, while we continued to experience elevated inventory on hand, which resulted in increased storage costs, we have made progress in our ongoing efforts to address our increased inventory by adjusting future inventory purchases accordingly, reintroducing previously launched limited-edition styles and colors, and selectively utilizing promotional events. In addition, because approximately 85% of our production (in 2022) utilized our main scrubwear fabric technology FIONx and a substantial amount of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round, we can hold greater inventory without significant risk of obsolescence or exposure to seasonality. We also are generally able to time the sourcing of our product components and manufacturing of our core scrubwear styles in core colors without being solely dependent on cyclical demand trends.
In the quarter ended June 30, 2023, we also continued to see year-over-year sales growth impacted by moderation of frequency trends. We believe this was due largely to continued adverse macroeconomic factors such as sustained inflationary pressures on consumer spending, which continues to impact our customers. While we believe our largely non-discretionary, replenishment-driven business model is resilient in challenging macroeconomic environments, we expect current macroeconomic pressures to continue to affect our results of operations in the near term.
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

Results of Operations
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(as a percentage of net revenues)
Net revenues	$138,132	$122,247	100.0%	100.0%
Cost of goods sold	42,098	35,899	30.5	29.4
Gross profit	96,034	86,348	69.5	70.6
Operating expenses
Selling	33,739	26,803	24.4	21.9
Marketing	20,889	20,824	15.1	17.0
General and administrative(1)	34,840	29,270	25.2	23.9
Total operating expenses	89,468	76,897	64.7	62.8
Net income from operations	6,566	9,451	4.8	7.8
Other income, net	1,517	70	1.1	0.1
Net income before provision for income taxes	8,083	9,521	5.9	7.9
Provision for income taxes	3,501	4,669	2.5	3.8
Net income	$4,582	$4,852	3.4%	4.1%
(1) Includes stock-based compensation expense of $11.5 million and $8.8 million for the three months ended June 30, 2023 and 2022, respectively.
Net Revenues

	Three months ended June 30,		Change
	2023	2022	%
	(in thousands)
Net revenues	$138,132	$122,247	13.0%
Net revenues increased by $15.9 million, or 13.0%, for the three months ended June 30, 2023, compared to the same period last year. The increase in net revenues was driven by an increase in orders from existing and new customers and an increase in AOV.
Cost of Goods Sold

	Three months ended June 30,		Change
	2023	2022
	(in thousands)
Cost of goods sold	$42,098	$35,899	17.3%
Gross profit	96,034	86,348	11.2%
Gross margin	69.5%	70.6%	(110) bps
Cost of goods sold increased by $6.2 million, or 17.3%, for the three months ended June 30, 2023, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the second quarter of 2023, compared to the same period in 2022.

Gross profit increased by $9.7 million, or 11.2%, for the three months ended June 30, 2023, compared to the same period last year, primarily due to the increase in the total number of orders in the second quarter of 2023, compared to the same period in 2022.
Gross margin decreased by 1.1 percentage points for the three months ended June 30, 2023, compared to the same period last year. The decrease in gross margin was primarily related to product mix shift and, to a lesser extent, higher duties and a higher mix of promotional sales, offset by lower air freight utilization and ocean freight rates.
Operating Expenses

	Three months ended June 30,		Change
	2023	2022	%
	(in thousands)
Operating expenses:
Selling	$33,739	$26,803	25.9%
Marketing	20,889	20,824	0.3%
General and administrative	34,840	29,270	19.0%
Total operating expenses	89,468	76,897	16.3%
Operating expenses increased by $12.6 million, or 16.3%, for the three months ended June 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 1.9 percentage points, primarily driven by increases in selling and general and administrative expenses, as described below.
Selling expense increased by $6.9 million, or 25.9%, for the three months ended June 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 2.5 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher fulfillment expenses, due to increased storage costs and, to a lesser extent, the impact from international duty subsidies.
Marketing expense for the three months ended June 30, 2023 was materially consistent with the same period last year and, as a percentage of net revenues, decreased by 1.9 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to timing shifts in brand marketing investments related to ambassador activations and out of home advertising.
General and administrative expense increased by $5.6 million, or 19.0%, for the three months ended June 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 1.3 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily driven by higher investment in people, including salaries, bonus, and stock-based compensation expense. This increase was partially offset by reduced legal and insurance expenses.
Other Income, Net

	Three months ended June 30,		Change
	2023	2022	%
	(in thousands)
Other income, net	$1,517	$70	2,067.1%
Other income, net increased by $1.4 million, or 2,067.1%, for the three months ended June 30, 2023, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates.

Provision for Income Taxes

	Three months ended June 30,		Change
	2023	2022	%
	(in thousands)
Provision for income taxes	$3,501	$4,669	(25.0)%
Provision for income taxes decreased by $1.2 million, or 25.0% for the three months ended June 30, 2023, compared to the same period last year, primarily due to a decrease in pre-tax income.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Six months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(as a percentage of net revenues)
Net revenues	$258,364	$232,348	100.0%	100.0%
Cost of goods sold	76,654	67,569	29.7	29.1
Gross profit	181,710	164,779	70.3	70.9
Operating expenses
Selling	64,896	48,861	25.1	21.0
Marketing	37,953	36,232	14.7	15.6
General and administrative(1)	68,997	56,490	26.7	24.3
Total operating expenses	171,846	141,583	66.5	60.9
Net income from operations	9,864	23,196	3.8	10.0
Other income, net	2,588	78	1.0	0.0
Net income before provision for income taxes	12,452	23,274	4.8	10.0
Provision for income taxes	5,961	9,523	2.3	4.1
Net income	$6,491	$13,751	2.5%	5.9%
(1) Includes stock-based compensation expense of $22.3 million and $17.3 million for the six months ended June 30, 2023 and 2022, respectively.
Net Revenues

	Six months ended June 30,		Change
	2023	2022	%
	(in thousands)
Net revenues	$258,364	$232,348	11.2%
Net revenues increased by $26.0 million, or 11.2%, for the six months ended June 30, 2023, compared to the same period last year. The increase in net revenues was driven primarily by an increase in orders from existing and new customers, and to a lesser extent, an increase in AOV.

Cost of Goods Sold

	Six months ended June 30,		Change
	2023	2022
	(in thousands)
Cost of goods sold	$76,654	$67,569	13.4%
Gross profit	181,710	164,779	10.3%
Gross margin	70.3%	70.9%	(60) bps
Cost of goods sold increased by $9.1 million, or 13.4%, for the six months ended June 30, 2023, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the six months ended June 30, 2023, compared to the same period in 2022.
Gross profit increased by $16.9 million, or 10.3%, for the six months ended June 30, 2023, compared to the same period last year, primarily due to the increase in the total number of orders, compared to the same period in 2022.
Gross margin decreased 0.6 percentage points for the six months ended June 30, 2023, compared to the same period last year. The decrease in gross margin was primarily related to a higher mix of promotional sales and product mix shift, offset by lower air freight utilization and ocean freight rates.
Operating Expenses

	Six months ended June 30,		Change
	2023	2022	%
	(in thousands)
Operating expenses:
Selling	$64,896	$48,861	32.8%
Marketing	37,953	36,232	4.7%
General and administrative	68,997	56,490	22.1%
Total operating expenses	171,846	141,583	21.4%
Operating expenses increased by $30.3 million, or 21.4%, for the six months ended June 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 5.6 percentage points, primarily driven by increases in selling and general and administrative expenses, as described below.
Selling expense increased by $16 million, or 32.8%, for the six months ended June 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 4.1 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher fulfillment expenses due to increased storage costs, and, to a lesser extent, the impact from international duty subsidies.
Marketing expense increased by $1.7 million, or 4.7%, for the six months ended June 30, 2023, compared to the same period last year and, as a percentage of net revenues, decreased by 0.9 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to timing shifts in brand marketing investments related to ambassador activations and out of home advertising.
General and administrative expense increased by $12.5 million, or 22.1%, for the six months ended June 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 2.4 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily driven by higher investment in people, including salaries, bonus, and stock-based compensation expense, and, to a lesser extent, an update to our accrual methodology for charitable donations in the prior year. This increase was partially offset by reduced legal and insurance expenses.

Other Income, Net

	Six months ended June 30,		Change
	2023	2022	%
	(in thousands)
Other income, net	$2,588	$78	3,218.0%
Other income, net increased by $2.5 million, or 3,218.0%, for the six months ended June 30, 2023, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates.
Provision for Income Taxes

	Six months ended June 30,		Change
	2023	2022	%
	(in thousands)
Provision for income taxes	$5,961	$9,523	(37.4)%
Provision for income taxes decreased by $3.6 million, or 37.4% for the six months ended June 30, 2023, compared to the same period last year, primarily due to a decrease in pre-tax income. Our effective tax rate was 47.9% for the six months ended June 30, 2023, up from the same period last year primarily due to a decrease in pre-tax income.
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

	As of June 30,
	2023	2022
	(in thousands)
Active customers	2,476	2,047
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers.

	As of June 30,
	2023	2022
Net revenues per active customer	$215	$227
We define average order value (“AOV”) as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Average order value	$115	$109	$115	$112
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

The following table reflects a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA margin with Net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net income	$4,581	$4,852	$6,490	$13,751
Add (deduct):
Other income, net	(1,517)	(70)	(2,588)	(78)
Provision for income taxes	3,501	4,669	5,961	9,523
Depreciation and amortization expense(1)	713	433	1,372	808
Stock-based compensation and related expense(2)	11,618	8,808	22,482	17,254
Expenses related to non-ordinary course disputes(3)	—	2,787	1,256	5,204
Adjusted EBITDA	$18,896	$21,479	$34,973	$46,462

Net revenues	$138,132	$122,247	$258,364	$232,348
Net income margin(4)	3.4%	4.1%	2.5%	5.9%
Adjusted EBITDA margin	13.7%	17.6%	13.5%	20.0%
(1) Excludes amortization of debt issuance costs included in “Other income, net.”
(2) Includes stock-based compensation expense and payroll taxes related to equity award activity.
(3) Exclusively represents attorney’s fees, costs and expenses incurred by the Company in connection with the Company’s now-concluded litigation against Strategic Partners, Inc.
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
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six months ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$26,520	$(26,535)
Less: capital expenditures	(1,613)	(1,727)
Free cash flow	$24,907	$(28,262)

Liquidity and Capital Resources
As of June 30, 2023 and December 31, 2022, we had $146.7 million and $159.8 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of June 30, 2023, we had no outstanding borrowings under the 2021 Facility (other than $4.4 million of outstanding letters of credit) and available borrowings of $95.6 million.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities	$26,520	$(26,535)
Cash flows from investing activities	(39,956)	(2,227)
Cash flows from financing activities	391	1,552
Net change in cash and cash equivalents	$(13,045)	$(27,210)
Operating Activities
Cash flows from operating activities consists primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities increased by $53.1 million for the six months ended June 30, 2023, compared to the same period last year. The increase in operating cash flows was primarily due to a net change in operating assets and liabilities of $55.3 million driven by lower inventory purchases of $51.7 million, the timing of income tax payments of $7.3 million, and the timing of prepaid expenses and other current assets of $7.0 million. These improvements were partially offset by the timing of payments against accrued expenses of $11.1 million.
Investing Activities
Cash flows from investing activities consists of capital expenditures and purchases of investments.

Cash flows from investing activities decreased by $37.7 million for the six months ended June 30, 2023, compared to the same period last year. The change in investing cash flows was primarily due to purchases of available-for-sale securities.
Capital expenditures during the six months ended June 30, 2023 were primarily related to capitalized software development costs, purchases of computer equipment, and purchases of warehouse machinery and equipment.
Capital expenditures during the six months ended June 30, 2022 were primarily related to capitalized software development costs, purchases of computer equipment, and purchases of office equipment.
Financing Activities
Cash flows from financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities of $0.4 million for the six months ended June 30, 2023 was attributable to proceeds from stock option exercises and employee stock purchases, offset by tax payments related to net share settlements on restricted stock units (“RSUs”).
Cash flows from financing activities of $1.6 million for the six months ended June 30, 2022 was primarily attributable to proceeds from stock option exercises and employee stock purchases.
Contractual Obligations and Commitments
Refer to Note 9 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the six months ended June 30, 2023.
Critical Accounting Policies and Estimates
Our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2022 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies since December 31, 2022. See Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On November 1, 2021, Miracle Ventures I, LP (“Miracle Ventures”), a former FIGS stockholder, filed a complaint against us and the Founders in the U.S. District Court for the Southern District of New York, in which Miracle Ventures alleged causes of action for breach of fiduciary duty and fraud in connection with its decision to sell its shares of FIGS common stock to another FIGS stockholder in June 2017. On March 3, 2022, we filed a motion to dismiss the amended complaint. On November 1, 2022, the court granted our motion and dismissed the amended complaint, granting Miracle Ventures leave to attempt to replead only its breach of fiduciary duty claim. After Miracle Ventures filed a second amended complaint, we filed a motion to dismiss that complaint, and on May 4, 2023, the court granted our motion to dismiss with prejudice and entered judgment in our favor.
On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our initial public offering in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint seeks unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint, and briefing on that motion is ongoing.
On June 2, 2023, a putative stockholder, Paige McMurtrie, filed a derivative lawsuit against us and certain of our current and former executive officers, directors and stockholders in the United States District Court for the Central District of California. The derivative complaint alleges factual allegations largely tracking allegations made in the Class Action Securities Litigation and seeks, among other things, damages and restitution to be paid to the Company by the individual defendants, governance changes and attorney’s fees and costs. On June 8, 2023, the plaintiff voluntarily dismissed that action brought in the Central District of California and re-filed it in the United States District Court for the District of Delaware (the “McMurtrie Action”). On July 11, 2023, another putative stockholder, Andrew Wubben, filed a derivative lawsuit asserting claims and factual allegations that are materially equivalent to the McMurtrie Action (the “Wubben Action”). On July 31, 2023, the parties to the McMurtrie Action and Wubben Action filed a stipulation to consolidate those actions and any future actions that may be filed based on the same claims and factual allegations.
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
Our current operations and customer base are based largely in the United States, and our future growth depends in part on our ongoing expansion efforts outside of the United States. While we currently ship to certain countries in North America, Europe, the Asia Pacific region and the Middle East, we have a limited number of customers and experience operating outside of the United States. We also have limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we may encounter obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.
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
•    the potential need to utilize new suppliers or comply with additional regulations regarding our suppliers, supply chain or value chain;
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
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products has been and may continue to be adversely affected. The repercussions from the ongoing COVID-19 pandemic present significant risks and uncertainty in the global economy, and there has been significant shifts in consumer behavior and spending patterns as a result. Moreover, the COVID-19 pandemic and Russia’s invasion of Ukraine have also resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets, and as a result consumer confidence may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: rising interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
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
The ongoing COVID-19 pandemic has negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic or other pandemics (including new variants of COVID-19). As a result of these supply chain challenges, we have from time to time contended with, and may continue to contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
In order to manage the impact of these disruptions and meet our customers’ expectations, we have from time to time shipped, and may continue from time to time to ship, goods earlier when possible and adjust shipments to alternate origin and destination ports to avoid delays. We have also from time to time used faster but more expensive air freight and incurred increased freight costs as a result of global supply chain disruptions, which has in the past increased our cost of goods sold and adversely impacted our gross margin, and we may from time to time continue to use more expensive air freight in the future. If we experience elevated costs due to significant and sustained supply chain disruption, we may not be able to, or may not choose to, fully offset such higher costs through price increases, which could harm our business, financial condition and results of operations.
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
As of June 30, 2023, our supply chain consisted of a diverse network of global production partners spread across multiple continents. Within our supply chain, we source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with manufacturing partners that produce our products in facilities located in South East Asia, China and South America, with the vast majority of our products being produced by a limited number of our largest manufacturing suppliers in South and South East Asia. We are continuously working to diversify our sourcing and manufacturing capabilities.
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
Substantially all of our suppliers and manufacturers are located outside of the United States, and as a result, we are subject to risks associated with doing business abroad, including:
•    the imposition of new laws and regulations, including those relating to our due diligence of our supply chain as well as labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
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
If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment operations, our business, financial condition and results of operations could be harmed.
We intend to expand our fulfillment center capacity and technological functionality, and have leased additional warehouse space to serve as storage centers as our business continues to grow. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. The expansion of our fulfillment center capacity may put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.

Our credit agreement contains restrictive covenants that may limit our operating flexibility.
Although we have no outstanding borrowings under our existing credit facility, our credit agreement contains restrictive covenants that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit agreement, which may limit our operating flexibility. In addition, our credit agreement is secured by all of our assets and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest when due under our credit facility. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to comply with the terms of our credit agreement, including failing to make scheduled payments or to meet the financial covenants, would adversely affect our business. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding the terms of our existing credit agreement.
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
We plan to open retail stores in the future. We believe that a brick-and-mortar presence will help to raise brand awareness and complement our online experience, offering customers an expanded omni-channel buying experience. In so doing, we have entered into, and may in the future again enter into, long-term leases before we know whether our retail strategy or a particular geography will be successful. We may also face a number of challenges in opening stores, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In opening stores, we must provide our customers with a consistent experience. Our stores may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies.
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
Other states have enacted similar bills. For example, Virginia, Colorado and Connecticut also recently passed comprehensive privacy laws that took effect in 2023, and Utah recently passed comprehensive privacy laws that take effect later this year, and we must comply with them if our operations fall within their scope, which may increase our compliance costs and potential liability. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.
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
We also may be subject to specific requirements with respect to cross-border transfers of personal data out of the EEA and UK. Recent legal developments in the EEA and UK have created complexity and uncertainty regarding transfers of personal data out of Europe. On July 16, 2020, the Court of Justice of the European Union (the “CJEU”), invalidated the EU-US Privacy Shield Framework (the “Privacy Shield”), under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield Framework. While the CJEU upheld the adequacy of the standard contractual clauses (“SCCs”; a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. Moreover, the European Commission released an implementation decision for a new set of SCCs on June 4, 2021, which requires us to use new SCCs since September 28, 2021, and the European Data Protection Board and national regulators have released related guidelines. On July 10, 2023, the European Commission adopted an adequacy decision for the new EU-US Data Privacy Framework. The decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to US companies under the new framework. Joining the EU-U.S. Data Privacy Framework would require us to comply with a detailed set of privacy obligations, for instance the requirement to delete personal data when it is no longer necessary for the purpose for which it was collected, and to ensure continuity of protection when personal data is shared with third parties. The UK’s Information Commissioner’s Office has also published new standard contractual clauses for cross-border transfers of UK personal data under the UK GDPR (“UK Clauses”). This new documentation is mandatory for relevant data transfers beginning September 21, 2022; existing standard contractual clauses arrangements entered into prior to that date must be migrated to the new documentation by March 21, 2024. We may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. Reliance on the new SCCs or UK Clauses may require us to expend significant resources to comply with resulting obligations. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs or UK Clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operation.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, based on shares outstanding as of June 30, 2023, holders of 8,861,020 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of June 30, 2023.
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
We have been, are and may in the future become involved in litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance, securities and other claims related to our business, as well as stockholder derivative suits. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about our legal proceedings. We have also been subject to stockholder demands seeking access to the Company’s books and records pursuant to Delaware Code Title 8, Section 220. While we intend to vigorously defend against such claims, these or any other proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such proceeding could negatively impact our brand equity and our reputation.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On May 9, 2023, Heather Hasson, our Executive Chair, entered into a sell-to-cover instruction letter (the “Instruction Letter”) that provides for sales of only such number of shares of Class A common stock as are necessary to satisfy the applicable tax withholding obligations arising exclusively from the vesting or settlement of RSUs granted to Ms. Hasson under the Company’s Amended 2016 Equity Incentive Plan and/or the Company’s 2021 Incentive Award Plan, or any successor plan (each sale, an “eligible sell-to-cover transaction” within the meaning of Rule 10b5-1(c) of the Exchange Act). The Instruction Letter is a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and is intended to satisfy the affirmative defense of Rule 10b5-1(c).
The Instruction Letter will remain in effect so long as taxes are required to be paid upon the vesting or settlement of RSUs awarded or to be awarded, unless the Instruction Letter is earlier terminated. The total number of shares of Class A common stock that may be sold pursuant to the Instruction Letter is not determinable.
Except for the foregoing, during the three months ended June 30, 2023, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

FIGS, INC.

Date: August 3, 2023	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Daniella Turenshine
	Name:	Daniella Turenshine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)