Form 10-Q
period 2023-09-30
FIGS, Inc.
filed 2023-11-02
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, there were 161,118,558 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,016,338 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position, industry, business, and macroeconomic trends, the long-term impact of the COVID-19 pandemic and macroeconomic pressures, our use of ocean and air freight, the fact that we may continue to contend with global supply chain challenges, demand for our products, our plans for addressing increased inventory on hand, our expectations regarding the opening and success of retail stores, our plans for strategically refining our manufacturing base and enhancing fulfillment, equity compensation, our marketing strategy, competition, market growth and our business strategy, plans and objectives for future operations.
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
•Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, rising interest rates, fear of recession or entry into a recession and geopolitical events, which may adversely affect our business, financial condition and results of operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$182,951	$159,775
Short-term investments	49,148	—
Accounts receivable	6,316	6,866
Inventory, net	143,183	177,976
Prepaid expenses and other current assets	13,446	11,883
Total current assets	395,044	356,500
Non-current assets
Property and equipment, net	16,306	11,024
Operating lease right-of-use assets	16,380	15,312
Deferred tax assets	12,812	10,971
Other assets	1,239	1,257
Total non-current assets	46,737	38,564
Total assets	$441,781	$395,064
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,014	$20,906
Operating lease liabilities	3,997	3,408
Accrued expenses	16,145	26,164
Accrued compensation and benefits	6,681	3,415
Sales tax payable	4,048	3,374
Gift card liability	8,689	7,882
Deferred revenue	3,337	2,786
Returns reserve	2,640	3,458
Income tax payable	9,670	—
Total current liabilities	70,221	71,393
Non-current liabilities
Operating lease liabilities, non-current	16,190	15,756
Other non-current liabilities	176	176
Total liabilities	$86,587	$87,325
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 161,020,834 and 159,351,307 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	16	16
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 8,016,338 and 7,210,795 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022; zero shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	303,428	268,606
Accumulated other comprehensive loss	(4)	—
Retained earnings	51,754	39,117
Total stockholders’ equity	355,194	307,739
Total liabilities and stockholders’ equity	$441,781	$395,064
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net revenues	$142,364	$128,589	$400,728	$360,937
Cost of goods sold	44,971	37,756	121,625	105,325
Gross profit	97,393	90,833	279,103	255,612
Operating expenses
Selling	32,195	31,940	97,092	80,801
Marketing	19,012	20,031	56,965	56,263
General and administrative	36,232	27,652	105,229	84,142
Total operating expenses	87,439	79,623	259,286	221,206
Net income from operations	9,954	11,210	19,817	34,406
Other income, net
Interest income	1,901	604	4,494	683
Other income (expense)	(6)	1	(11)	—
Total other income, net	1,895	605	4,483	683
Net income before provision for income taxes	11,849	11,815	24,300	35,089
Provision for income taxes	5,703	7,771	11,663	17,294
Net income	$6,146	$4,044	$12,637	$17,795
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.04	$0.02	$0.08	$0.11
Diluted earnings per share	$0.03	$0.02	$0.07	$0.09
Weighted-average shares outstanding—basic	168,668,844	165,543,067	167,628,888	164,960,561
Weighted-average shares outstanding—diluted	181,429,745	186,991,769	182,545,627	189,762,364
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$6,146	$4,044	$12,637	$17,795
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on short-term investments, net of tax	4	—	(4)	—
Total other comprehensive income (loss), net of tax	4	—	(4)	—
Total comprehensive income	$6,150	$4,044	$12,633	$17,795
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2022	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$—	$307,739
Issuance of Class A Common Stock upon vesting of Restricted Stock	494,487	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(271,219)	—	271,219	—	—	—	—	—
Restricted Stock surrendered for employee's tax liability	—	—	—	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	10,790	—	—	10,790
Stock option exercises	2,250	—	—	—	1	—	—	1
Net income	—	—	—	—	—	1,909	—	1,909
March 31, 2023	159,576,825	$16	7,482,014	$—	$279,151	$41,026	$—	$320,193
Issuance of Class A Common Stock upon vesting of Restricted Stock	626,377	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(266,938)	—	266,938	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,519	—	—	11,519
Stock option exercises and employee stock purchases	568,258	—	—	—	636	—	—	636
Net income	—	—	—	—	—	4,582	—	4,582
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8)	(8)
June 30, 2023	160,504,522	$16	7,748,952	$—	$291,306	$45,608	$(8)	$336,922
Issuance of Class A Common Stock upon vesting of Restricted Stock	637,528	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(267,386)	—	267,386	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,996	—	—	11,996
Stock option exercises and employee stock purchases	146,170	—	—	—	126	—	—	126
Net income	—	—	—	—	—	6,146	—	6,146
Other comprehensive income, net of tax	—	—	—	—	—	—	4	4
September 30, 2023	161,020,834	$16	8,016,338	$—	$303,428	$51,754	$(4)	$355,194
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2021	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	381,973	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(338,152)	—	338,152	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	6,300,000	—	(6,300,000)	—	—	—	—
Stock-based compensation	—	—	—	—	8,477	—	8,477
Stock option exercises	88,610	—	—	—	352	—	352
Net income	—	—	—	—	—	8,899	8,899
March 31, 2022	158,530,688	$15	6,196,339	$1	$236,455	$26,830	$263,301
Issuance of Class A Common Stock upon vesting of Restricted Stock	432,901	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(338,152)	—	338,152	—	—	—	—
Capital contribution	—	—	—	—	479	—	479
Stock-based compensation	—	—	—	—	8,777	—	8,777
Stock option exercises and employee stock purchases	102,730	—	—	—	721	—	721
Net income	—	—	—	—	—	4,852	4,852
June 30, 2022	158,728,167	$15	6,534,491	$1	$246,432	$31,682	$278,130
Issuance of Class A Common Stock upon vesting of Restricted Stock	443,843	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(338,152)	—	338,152	—	—	—	—
Stock-based compensation	—	—	—	—	9,034	—	9,034
Stock option exercises	191,839	—	—	—	1,237	—	1,237
Net income	—	—	—	—	—	4,044	4,044
September 30, 2022	159,025,697	$15	6,872,643	$1	$256,703	$35,726	$292,445
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$12,637	$17,795
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,128	1,287
Deferred income taxes	(1,841)	(976)
Non-cash operating lease cost	2,138	1,719
Stock-based compensation	34,305	26,288
Accretion of discount on available-for-sale securities	(897)	—
Changes in operating assets and liabilities:
Accounts receivable	550	(5,927)
Inventory	34,793	(82,020)
Prepaid expenses and other current assets	(1,563)	(6,470)
Other assets	18	(678)
Accounts payable	(4,092)	6,421
Accrued expenses	(9,496)	7,584
Accrued compensation and benefits	3,266	(1,248)
Sales tax payable	674	(25)
Gift card liability	807	403
Deferred revenue	551	640
Returns reserve	(818)	663
Income tax payable	9,670	(3,973)
Operating lease liabilities	(2,183)	(1,336)
Other non-current liabilities	—	(28)
Net cash (used in) provided by operating activities	80,647	(39,881)
Cash flows from investing activities:
Purchases of property and equipment	(9,733)	(4,256)
Purchases of available-for-sale securities	(65,805)	—
Maturities of available-for-sale securities	17,550	—
Purchases of held-to-maturity securities	—	(500)
Net cash used in investing activities	(57,988)	(4,756)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchases	763	2,310
Tax payments related to net share settlements on restricted stock units	(246)	—
Capital contributions	—	479
Net cash provided by financing activities	517	2,789
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,176	(41,848)
Cash, cash equivalents, and restricted cash, beginning of period	159,775	197,430
Cash and cash equivalents, end of period	$182,951	$155,582
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$2,304	$273
Lease assets obtained in exchange for new operating lease liabilities	$3,206	$4,670
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS
FIGS, Inc. (the “Company”), a Delaware corporation, was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells scrubwear, and other non-scrub offerings, such as footwear, outerwear, underscrubs, compression socks, lab coats, loungewear and other lifestyle apparel. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.
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
In the opinion of management, the unaudited condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of September 30, 2023 and December 31, 2022.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the condensed balance sheets was $2.6 million and $3.5 million as of September 30, 2023 and December 31, 2022, respectively.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company records deferred revenue when it receives payments in advance of the transfer of the goods to a common carrier. The amounts recorded are expected to be recognized as revenue within the 12-months following the balance sheet date and, therefore, are classified as current liabilities on the Company’s condensed balance sheets.
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.7 million during the nine months ended September 30, 2023 related to the deferred revenue balance that existed at December 31, 2022. The Company recognized revenues of $2.3 million during the nine months ended September 30, 2023 related to redemptions from the gift card liability balance that existed at December 31, 2022. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
By geography:
United States	$123,818	$118,316	$355,295	$332,564
Rest of the world	18,546	10,273	45,433	28,373
	$142,364	$128,589	$400,728	$360,937
By product:
Scrubwear	$114,927	$106,876	$328,031	$301,230
Non-Scrubwear	27,437	21,713	72,697	59,707
	$142,364	$128,589	$400,728	$360,937
3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company's cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company's cash equivalents and short-term investments by significant investment category and fair value level as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1 (1):
Money market funds	$115,866	$—	$—	$115,866
U.S. government securities	34,507	1	(1)	34,507
Level 2 (2):
Corporate paper	17,130	—	(4)	17,126
Total	$167,503	$1	$(5)	$167,499

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1 (1):
Money market funds	$102,908	$—	$—	$102,908
Total	$102,908	$—	$—	$102,908
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

4.    ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Trade	$5,644	$6,288
Other	672	578
	$6,316	$6,866
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Inventory deposits	$1,922	$2,086
Prepaid expenses	10,619	6,588
Prepaid taxes	—	2,186
Other	905	1,023
	$13,446	$11,883
6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$1,233	$1,189
Office equipment	1,014	937
Machinery and equipment	2,753	2,853
Computer equipment	1,774	1,486
Software and website design	7,529	6,209
Leasehold improvements	3,169	3,126
Capital projects in progress	5,749	11
Total property and equipment	23,221	15,811
Less: accumulated depreciation and amortization	(6,915)	(4,787)
Property and equipment, net	$16,306	$11,024
Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2023 was $0.8 million and $2.1 million, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2022 was $0.5 million and $1.3 million, respectively.

7.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued inventory	$2,655	$8,906
Accrued shipping	2,300	2,149
Accrued selling expenses	5,917	10,648
Accrued legal expenses	101	395
Accrued marketing expenses	2,406	1,747
Other accrued expenses	2,766	2,319
	$16,145	$26,164
8.    FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of September 30, 2023, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of September 30, 2023, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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
9.    COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million within sales tax payable on the Company’s condensed balance sheets as of September 30, 2023 and December 31, 2022, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of September 30, 2023 were $50.3 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying condensed financial statements.
During the three months ended September 30, 2023, the Company had a putative securities class action and related derivative suits against the Company and certain of its executive officers and directors.
The Company intends to vigorously defend against such claims. The Company has determined that any potential loss is neither probable nor reasonably estimable and an accrual has not been recorded.

Leases
In the second quarter of 2023, the Company entered into lease agreements with expected commencement dates in the fourth quarter of 2023 and first half of 2024. The Company expects to classify these leases as operating leases. The initial terms of the leases range from 5 years to 7 years and the Company expects to record operating lease costs of $47.8 million over the life of the leases.
10.    INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended September 30, 2023 and 2022, the Company’s effective tax rate was 48.1% and 65.8%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes, the excess tax benefits from stock-based compensation and officer excess compensation limitations.
For the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of $5.7 million and $7.8 million, respectively.
For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate was 48.0% and 49.3%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to the excess tax benefit from stock-based compensation and lower pretax income compared to the prior year.
For the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $11.7 million and $17.3 million, respectively.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted

EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$6,146	$4,044	$12,637	$17,795
Denominator:
Weighted-average shares—basic	168,668,844	165,543,067	167,628,888	164,960,561
Effect of dilutive stock options	12,103,234	19,676,684	13,921,825	22,723,439
Effect of dilutive restricted stock	657,667	1,772,017	994,914	2,078,364
Weighted-average shares—diluted	181,429,745	186,991,769	182,545,627	189,762,364

Earnings per share:
Basic earnings per share	$0.04	$0.02	$0.08	$0.11
Effect of dilutive stock options and restricted stock	(0.01)	—	(0.01)	(0.02)
Diluted earnings per share	$0.03	$0.02	$0.07	$0.09
The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings per share for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options to purchase common stock	13,389,170	6,616,871	10,906,538	4,391,646
Restricted stock units	2,781,306	1,641,630	2,231,465	1,130,795
12.    RELATED PARTY TRANSACTIONS
In 2022, the Company’s Executive Chair and Chief Executive Officer (the “Founders”) paid the Company, at their election, an aggregate amount of $0.4 million for certain of the Company’s professional fees in connection with the follow-on offering completed on September 20, 2021.
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
We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through a convenient direct-to-consumer (“DTC”) digital platform, consisting of our website and mobile app. Our offerings include scrubwear and non-scrubwear, such as footwear, outerwear, underscrubs, compression socks, lab coats, loungewear and other lifestyle apparel. We primarily design all of our products in-house, leverage third-party suppliers and manufacturers to produce our product components and finished products, and generally utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively coordinate and supervise every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a dynamic merchandising model—due to the largely non-discretionary, replenishment-driven nature of scrubwear, we maintain lessened inventory risk driven by a relatively high volume of repeat purchases and a focus on our core scrubs offerings.
At September 30, 2023, we had approximately 2.6 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and nine months ended September 30, 2023, we had the following results compared to the same periods in 2022:
•Expanded our community of active customers by 19.6% from approximately 2.2 million at September 30, 2022 to approximately 2.6 million at September 30, 2023;
•Net revenues increased from $128.6 million to $142.4 million for the three months ended September 30, 2023, and from $360.9 million to $400.7 million for the nine months ended September 30, 2023, representing 10.7% and 11.0% year-over-year growth, respectively;
•Gross margin decreased 2.2 percentage points from 70.6% to 68.4% for the three months ended September 30, 2023, and 1.2 percentage points from 70.8% to 69.6% for the nine months ended September 30, 2023;
•Net income increased from $4.0 million to $6.1 million for the three months ended September 30, 2023, and decreased from $17.8 million to $12.6 million for the nine months ended September 30, 2023;
•Net income margin increased 1.1 percentage points from 3.1% to 4.2% for the three months ended September 30, 2023, and decreased 1.8 percentage points from 4.9% to 3.1% for the nine months ended September 30, 2023;
•Adjusted EBITDA increased from $21.0 million to $24.4 million for the three months ended September 30, 2023, and decreased from $67.5 million to $59.4 million for the nine months ended September 30, 2023, representing an Adjusted EBITDA Margin of 17.2% and 14.8%, respectively;
•Cash flows from operating activities increased from $(39.9) million to $80.6 million for the nine months ended September 30, 2023; and
•Free cash flow increased from $(44.1) million to $70.9 million for the nine months ended September 30, 2023.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Supply Chain and Macroeconomic Update

In the quarter ended September 30, 2023, we continued to experience improved ocean and air freight rates and ocean transit times at near pre-pandemic levels. We also utilized air freight to a lesser extent than we did during the prior year period. We also continued to evolve our sourcing capabilities to strengthen our supply chain, which includes diversifying certain manufacturing operations geographically. For example, in the quarter ended September 30, 2023, we reallocated a material amount of manufacturing geographically, and as a result, are now less dependent on our South East Asia partners. We plan to continue to strategically refine our manufacturing base into fewer high-quality partners, which we believe will enhance our product innovation, quality and lead times across product categories. We also plan to continue enhancing our fulfillment capabilities. While we expect to incur additional costs in the short term in connection with our fulfillment enhancement project, we believe these efforts will support us as we increase scale over the long term.

In the quarter ended September 30, 2023, while we continued to experience elevated inventory on hand, we also continued to make progress in our ongoing efforts to address our increased inventory, which has included adjusting future inventory purchases accordingly, reintroducing previously launched limited-edition styles and colors, and selectively utilizing promotional events. As a result, we have experienced decreased storage costs year over year. In addition, because the vast majority of our production utilizes our main scrubwear fabric technology FIONx and a substantial amount of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round, we can hold greater inventory without significant risk of obsolescence or exposure to seasonality. We also are generally able to time the sourcing of our product components and manufacturing of our core scrubwear styles in core colors without being solely dependent on cyclical demand trends.

In the quarter ended September 30, 2023, we also continued to see year-over-year sales growth impacted by moderation of frequency trends. We believe this was due largely to continued adverse macroeconomic factors such as sustained inflationary pressures on consumer spending, which continues to impact our customers. While we believe our largely non-discretionary, replenishment-driven business model is resilient in challenging macroeconomic environments, we expect current macroeconomic pressures to continue to affect our results of operations in the near term.
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

Results of Operations
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(as a percentage of net revenues)
Net revenues	$142,364	$128,589	100.0%	100.0%
Cost of goods sold	44,971	37,756	31.6	29.4
Gross profit	97,393	90,833	68.4	70.6
Operating expenses
Selling	32,195	31,940	22.6	24.8
Marketing	19,012	20,031	13.4	15.6
General and administrative(1)	36,232	27,652	25.5	21.5
Total operating expenses	87,439	79,623	61.5	61.9
Net income from operations	9,954	11,210	6.9	8.7
Other income, net	1,895	605	1.3	0.5
Net income before provision for income taxes	11,849	11,815	8.2	9.2
Provision for income taxes	5,703	7,771	4.0	6.0
Net income	$6,146	$4,044	4.2%	3.1%
(1) Includes stock-based compensation expense of $12.0 million and $9.0 million for the three months ended September 30, 2023 and 2022, respectively.
Net Revenues

	Three months ended September 30,		Change
	2023	2022	%
	(in thousands)
Net revenues	$142,364	$128,589	10.7%
Net revenues increased by $13.8 million, or 10.7%, for the three months ended September 30, 2023, compared to the same period last year. The increase in net revenues was driven by an increase in orders from existing and new customers and, to a lesser extent, an increase in AOV.
Cost of Goods Sold

	Three months ended September 30,		Change
	2023	2022
	(in thousands)
Cost of goods sold	$44,971	$37,756	19.1%
Gross profit	97,393	90,833	7.2%
Gross margin	68.4%	70.6%	(220) bps
Cost of goods sold increased by $7.2 million, or 19.1%, for the three months ended September 30, 2023, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the third quarter of 2023, compared to the same period in 2022.

Gross profit increased by $6.6 million, or 7.2%, for the three months ended September 30, 2023, compared to the same period last year, primarily due to the increase in the total number of orders in the third quarter of 2023, compared to the same period in 2022.
Gross margin decreased by 2.2 percentage points for the three months ended September 30, 2023, compared to the same period last year. The decrease in gross margin was primarily related to product mix shift and, to a lesser extent, a higher mix of promotional sales and higher duties, partially offset by lower air freight utilization and ocean freight rates.
Operating Expenses

	Three months ended September 30,		Change
	2023	2022	%
	(in thousands)
Operating expenses:
Selling	$32,195	$31,940	0.8%
Marketing	19,012	20,031	(5.1)%
General and administrative	36,232	27,652	31.0%
Total operating expenses	87,439	79,623	9.8%
Operating expenses increased by $7.8 million, or 9.8%, for the three months ended September 30, 2023, compared to the same period last year and, as a percentage of net revenues, decreased by 0.4 percentage points, primarily driven by decreases in selling and marketing as a percent of sales, as described below.
Selling expense increased by $0.3 million, or 0.8%, for the three months ended September 30, 2023, compared to the same period last year and, as a percentage of net revenues, decreased by 2.2 percentage points. The decrease in selling expense as a percentage of net revenues was primarily driven by lower fulfillment expenses, due to lower storage costs and, to a lesser extent, leverage within shipping expense due to higher average order value. This was partially offset by the impact from international duty subsidies and a higher mix of promotional sales.
Marketing expense decreased by $1.0 million, or 5.1%, for the three months ended September 30, 2023, compared to the same period last year and, as a percentage of net revenues, decreased by 2.2 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to greater efficiency in digital marketing across search and social media.
General and administrative expense increased by $8.6 million, or 31.0%, for the three months ended September 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 4.0 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily driven by higher investment in people, including salaries, bonus, payroll tax and stock-based compensation expense and an update to our accrual methodology for charitable donations in the prior year. This increase was partially offset by reduced professional fees and insurance expenses.
Other Income, Net

	Three months ended September 30,		Change
	2023	2022	%
	(in thousands)
Other income, net	$1,895	$605	213.2%
Other income, net increased by $1.3 million, or 213.2%, for the three months ended September 30, 2023, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates.

Provision for Income Taxes

	Three months ended September 30,		Change
	2023	2022	%
	(in thousands)
Provision for income taxes	$5,703	$7,771	(26.6)%
Provision for income taxes decreased by $2.1 million, or 26.6% for the three months ended September 30, 2023, compared to the same period last year. Our effective tax rate was 48.1% for the three months ended September 30, 2023, down from the same period last year.
Provision for income taxes was lower for the three months ended September 30, 2023 compared to the same period last year as the prior period had a more significant impact from stock-based compensation and non-deductible officer compensation.

Nine months ended September 30, 2023, Compared to Nine months ended September 30, 2022
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Nine months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(as a percentage of net revenues)
Net revenues	$400,728	$360,937	100.0%	100.0%
Cost of goods sold	121,625	105,325	30.4	29.2
Gross profit	279,103	255,612	69.6	70.8
Operating expenses
Selling	97,092	80,801	24.2	22.4
Marketing	56,965	56,263	14.2	15.6
General and administrative(1)	105,229	84,142	26.3	23.3
Total operating expenses	259,286	221,206	64.7	61.3
Net income from operations	19,817	34,406	4.9	9.5
Other income, net	4,483	683	1.1	0.2
Net income before provision for income taxes	24,300	35,089	6.0	9.7
Provision for income taxes	11,663	17,294	2.9	4.8
Net income	$12,637	$17,795	3.1%	4.9%
(1) Includes stock-based compensation expense of $34.3 million and $26.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Net Revenues

	Nine months ended September 30,		Change
	2023	2022	%
	(in thousands)
Net revenues	$400,728	$360,937	11.0%

Net revenues increased by $39.8 million, or 11.0%, for the nine months ended September 30, 2023, compared to the same period last year. The increase in net revenues was driven primarily by an increase in orders from existing and new customers, and to a lesser extent, an increase in AOV.
Cost of Goods Sold

	Nine months ended September 30,		Change
	2023	2022
	(in thousands)
Cost of goods sold	$121,625	$105,325	15.5%
Gross profit	279,103	255,612	9.2%
Gross margin	69.6%	70.8%	(120) bps
Cost of goods sold increased by $16.3 million, or 15.5%, for the nine months ended September 30, 2023, compared to the same period last year. This increase was primarily driven by an increase in the total number of orders in the nine months ended September 30, 2023, compared to the same period in 2022.
Gross profit increased by $23.5 million, or 9.2%, for the nine months ended September 30, 2023, compared to the same period last year, primarily due to the increase in the total number of orders, compared to the same period in 2022.
Gross margin decreased 1.2 percentage points for the nine months ended September 30, 2023, compared to the same period last year. The decrease in gross margin was primarily related to product mix shift and, to a lesser extent, a higher mix of promotional sales and higher duties, partially offset by lower air freight utilization and ocean freight rates.
Operating Expenses

	Nine months ended September 30,		Change
	2023	2022	%
	(in thousands)
Operating expenses:
Selling	$97,092	$80,801	20.2%
Marketing	56,965	56,263	1.2%
General and administrative	105,229	84,142	25.1%
Total operating expenses	259,286	221,206	17.2%
Operating expenses increased by $38.1 million, or 17.2%, for the nine months ended September 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 3.4 percentage points, primarily driven by increases in selling and general and administrative expenses, as described below.
Selling expense increased by $16.3 million, or 20.2%, for the nine months ended September 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 1.8 percentage points. The increase in selling expense as a percentage of net revenues was primarily driven by higher fulfillment expenses due to increased storage costs, and, to a lesser extent, the impact from international duty subsidies and a higher mix of promotional sales.
Marketing expense increased by $0.7 million, or 1.2%, for the nine months ended September 30, 2023, compared to the same period last year and, as a percentage of net revenues, decreased by 1.4 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to timing shifts in brand marketing investments related to ambassador activations and out of home advertising, and, to a lesser extent, efficiency in digital marketing across search and social media.
General and administrative expense increased by $21.1 million, or 25.1%, for the nine months ended September 30, 2023, compared to the same period last year and, as a percentage of net revenues, increased by 3.0 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily driven by higher investment in people, including salaries, bonus, payroll tax and stock-based compensation expense, and, to a lesser extent, an update to our accrual methodology for charitable donations in the prior year. This increase was partially offset by reduced legal and insurance expenses.

Other Income, Net

	Nine months ended September 30,		Change
	2023	2022	%
	(in thousands)
Other income, net	$4,483	$683	556.4%
Other income, net increased by $3.8 million, or 556.4%, for the nine months ended September 30, 2023, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates.
Provision for Income Taxes

	Nine months ended September 30,		Change
	2023	2022	%
	(in thousands)
Provision for income taxes	$11,663	$17,294	(32.6)%
Provision for income taxes decreased by $5.6 million, or 32.6% for the nine months ended September 30, 2023, compared to the same period last year. Our effective tax rate was 48.0% for the nine months ended September 30, 2023, down from the same period last year.
Provision for income taxes was lower for the nine months ended September 30, 2023 compared to the same period last year as the prior period had a more significant impact from stock-based compensation and non-deductible officer compensation.
Key Operating Metrics and Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. In addition to the measures presented in our financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. We also believe the non-GAAP financial measures, Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, are useful in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
Active Customers, Net Revenues per Active Customer, and Average Order Value
The number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine the number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period.

	As of September 30,
	2023	2022
	(in thousands)
Active customers	2,576	2,154
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers.

	As of September 30,
	2023	2022
Net revenues per active customer	$212	$227

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Average order value	$114	$112	$114	$112
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

The following table reflects a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA margin with Net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except margin)
Net income	$6,146	$4,044	$12,637	$17,795
Add (deduct):
Other income, net	(1,895)	(605)	(4,483)	(683)
Provision for income taxes	5,703	7,771	11,663	17,294
Depreciation and amortization expense(1)	756	479	2,128	1,287
Stock-based compensation and related expense(2)	13,713	9,082	36,195	26,335
Expenses related to non-ordinary course disputes(3)	—	254	1,256	5,458
Adjusted EBITDA	$24,423	$21,025	$59,396	$67,486

Net revenues	$142,364	$128,589	$400,728	$360,937
Net income margin(4)	4.2%	3.1%	3.1%	4.9%
Adjusted EBITDA margin	17.2%	16.4%	14.8%	18.7%
(1) Excludes amortization of debt issuance costs included in “Other income, net.”
(2) Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3) Exclusively represents attorney’s fees, costs and expenses incurred by the Company in connection with the Company’s now-concluded litigation against Strategic Partners, Inc.
(4) Net income margin represents net income as a percentage of net revenues.
Free Cash Flow
We calculate free cash flow as net cash (used in) provided by operating activities reduced by capital expenditures, including purchases of property and equipment and capitalized software development costs. We believe free cash flow is a useful supplemental measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of free cash flow as an analytical tool, including: other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure; and free cash flow does reflect our future contractual commitments and it does not represent the total residual cash flow for a given period.
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$80,647	$(39,881)
Less: capital expenditures	(9,733)	(4,256)
Free cash flow	$70,914	$(44,137)

Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, we had $183.0 million and $159.8 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of September 30, 2023, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities	$80,647	$(39,881)
Cash flows from investing activities	(57,988)	(4,756)
Cash flows from financing activities	517	2,789
Net change in cash and cash equivalents	$23,176	$(41,848)
Operating Activities
Cash flows from operating activities consists primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities increased by $120.5 million for the nine months ended September 30, 2023, compared to the same period last year. The increase in operating cash flows was primarily due to a net change in operating assets and liabilities of $118.2 million driven by lower inventory purchases of $116.8 million, the timing of income tax payments of $13.6 million, the timing of cash receipts from accounts receivable of $6.5 million, and the timing of payments for prepaid expenses of $4.9 million. These improvements were partially offset by the timing of payments against accrued expenses of $17.1 million and the timing of payments against accounts payable of $10.5 million.
Investing Activities
Cash flows from investing activities consists of capital expenditures and purchases of investments.

Cash flows from investing activities decreased by $53.2 million for the nine months ended September 30, 2023, compared to the same period last year. The decrease in investing cash flows was primarily due to purchases of available-for-sale securities of $65.8 million with no comparable activity in the prior year and an increase in capital expenditures of $5.5 million. The decrease was offset by maturities of available-for-sale securities of $17.6 million, with no comparable activity in the prior year.
Capital expenditures during the nine months ended September 30, 2023 were primarily related to capitalized projects in progress and software development costs.
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
Cash flows from financing activities of $0.5 million for the nine months ended September 30, 2023 was attributable to proceeds from stock option exercises and employee stock purchases, offset by tax payments related to net share settlements on restricted stock units (“RSUs”).
Cash flows from financing activities of $2.8 million for the nine months ended September 30, 2022 was primarily attributable to proceeds from stock option exercises and employee stock purchases.
Contractual Obligations and Commitments
Refer to Note 9 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the nine months ended September 30, 2023.
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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our initial public offering in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint seeks unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint, and that motion is fully briefed and pending with the court.
On June 2, 2023, a putative stockholder, Paige McMurtrie, filed a derivative lawsuit against us and certain of our current and former executive officers, directors and stockholders in the United States District Court for the Central District of California. The derivative complaint alleges factual allegations largely tracking allegations made in the Class Action Securities Litigation and seeks, among other things, damages and restitution to be paid to the Company by the individual defendants, governance changes and attorney’s fees and costs. On June 8, 2023, the plaintiff voluntarily dismissed that action brought in the Central District of California and re-filed it in the United States District Court for the District of Delaware (the “McMurtrie Action”). On July 11, 2023, another putative stockholder, Andrew Wubben, filed a derivative lawsuit asserting claims and factual allegations that are materially equivalent to the McMurtrie Action (the “Wubben Action”). On July 31, 2023, the parties to the McMurtrie Action and Wubben Action filed a stipulation to consolidate those actions and any future actions that may be filed based on the same claims and factual allegations (collectively, the “Consolidated Derivative Action”). On September 25, 2023, the parties to the Consolidated Derivative Action filed a stipulation voluntarily staying the Consolidated Derivative Action until (1) the dismissal of the Class Action Securities Litigation, with prejudice, and exhaustion of all related appeals; or (2) the denial of any motion to dismiss the Class Action Securities Litigation in whole or in part; or (3) any of the parties to the Consolidated Derivative Action provides 30-day notice that they no longer consent to the voluntary stay of the Consolidated Derivative Action. On September 20, 2023, another putative stockholder, Osayi Lawani, filed a derivative lawsuit in the Central District of California asserting claims and factual allegations that are materially equivalent to the Consolidated Derivative Action (the “Lawani Action”). We believe the Lawani Action will be dismissed, re-filed in the United States District Court for the District of Delaware and consolidated into the Consolidated Derivative Action.
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
Further, our new products and innovations, including to fit and style, on existing and future products may not receive the same level of customer acceptance as our products have in the past. Customer preferences could change, especially as we expand our product offerings beyond our core scrubwear, and our future success depends in part on our ability to anticipate and respond to these changes. Our failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty. Even if we are successful in anticipating customer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high quality products and designs and maintain our distinctive brand identity as we expand the range of products we offer. A failure to effectively introduce new products or innovations on existing products that appeal to our customers could result in a decrease in net revenues and excess inventory levels, which could adversely affect our business, financial condition and results of operations.
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
We compete against wholesalers of healthcare apparel, such as Careismatic Brands, Barco Uniforms, Landau Uniforms and Superior Group of Companies. Additionally, we compete with healthcare apparel specialty retailers, such as Scrubs & Beyond and Uniform Advantage as well as digitally native brands such as Jaanuu and Mandala. We also currently and in the future may continue to face competition from large, diversified apparel brands with name recognition and well-established sales, manufacturing and distribution infrastructure that choose to expand into the production and marketing of healthcare apparel, such as Fabletics.
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
We are dependent on our ability to continue to identify, attract, develop and retain qualified and highly skilled team members. In particular, we are highly dependent on the services of our co-founders, Heather Hasson and Trina Spear, who serve as our Executive Chair and Chief Executive Officer, respectively, and who are critical to the development of our business, future vision and strategic direction. We also heavily rely on the continued service and performance of other members of our senior management team. If the senior management team, including any new hires that we make, fails to work together effectively or to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.
Additionally, the loss of any key team members could make it more difficult to manage our business, including operations, research, development, production, marketing, design, merchandising, engineering and finance activities, reduce our employee retention and net revenues and impair our ability to compete. Although we have entered into employment agreements with certain key team members, these agreements have no specific duration and constitute at-will employment. We have not obtained key man life insurance policies on any of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
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
•    fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•    political or social unrest, economic instability or armed conflict in a specific country or region in which we operate, including, for example, Russia’s invasion of Ukraine and armed conflict in Israel, Gaza and the Middle East generally.
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
We currently rely on third-party global providers to deliver the products we offer on our website and mobile app. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing have in the past and may in the future adversely impact our margins and profitability. For example, the ongoing volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, other wars or armed conflicts, or changes in global supply generally, has from time to time resulted in higher fuel prices, which shipping companies have from time to time passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.
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
We rely on our sole fulfillment center in the City of Industry, California, which is operated by our third-party logistics provider, for all of our product distribution. We also rely on several additional third-party storage locations to house inventory. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on a warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment center, storage locations and retail operations, and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures. In addition, because all of our products are distributed from our City of Industry fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center and storage locations. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.
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
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions (for example, because of effects on inventory supply and consumer demand caused by the COVID-19 pandemic and high inflation rates), and economic conditions or consumer confidence in future economic conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brand.
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
Moreover, while we devote significant attention to forecasting efforts, the volume, timing, value and type of the orders we receive are inherently uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business, as well as our ability to forecast demand, is also affected by general economic and business conditions in the United States and globally, including inflationary pressures, and the degree of customer confidence in future economic conditions, and we anticipate that our ability to forecast demand due to these types of factors will be increasingly affected by conditions in international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenues. Any failure to accurately predict net revenues or gross margins could cause our operating results to be lower than expected, which could adversely affect our financial condition.
Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by factors beyond our control, including the COVID-19 pandemic and related economic impacts, supply chain disruptions, inflation, rising interest rates, fear of recession or entry into a recession and geopolitical events, which may adversely affect our business, financial condition and results of operations.
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
The COVID-19 pandemic has negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future due to the COVID-19 pandemic or other pandemics (including new variants of COVID-19). As a result of these supply chain challenges, we have from time to time contended with, and may continue to contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.
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
As of September 30, 2023, our supply chain consisted of a diverse network of global production partners spread across multiple continents. Within our supply chain, we source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with manufacturing partners that produce our products in facilities located in South East Asia, China, South America and Jordan, with the vast majority of our products currently in inventory having been produced by a limited number of our largest manufacturing suppliers in South and South East Asia. We are continuously working to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically, as well as strategically refining our manufacturing base into fewer high-quality manufacturing partners to improve product quality and consistency. For example, we recently reallocated a material amount of manufacturing geographically, which makes us less dependent on our South East Asia partners. We believe these efforts will enhance our product innovation, quality and lead times across product categories. However, these efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
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
Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict or war, such as the ongoing conflict in Ukraine, Israel, Gaza and in the Middle East generally, as well as health pandemics, including the ongoing COVID-19 pandemic, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. For example, the ongoing COVID-19 pandemic has negatively impacted global supply chains and caused challenges to logistics, including from time to time causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. Certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future. As a result of these supply chain challenges, we have from time to time contended, and may again contend with, supply chain-related delays, which from time to time have, and may in the future, result in delays receiving finished products from our manufacturers, impact our ability to keep certain products in stock and interrupt product and color launch schedules.

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
Moreover, our suppliers have from time to time manufactured, and may in the future manufacture, products that fail to comply with our technical specifications or that fail to conform to our quality control standards. Under these circumstances, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenues resulting from the inability to sell those products and related increased administrative and shipping costs, as well as potential inventory write-offs and/or increased fees in connection with additional inspections of our products, which have occurred from time to time. Additionally, if the unacceptability of our products is not discovered until after such products are purchased by our customers, our customers could lose confidence in our products, and our business and brand could be harmed.
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
•    political unrest, conflict or war, such as Russia’s invasion of Ukraine, the armed conflict in Israel, Gaza and the Middle East generally, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured;
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
We currently operate one retail store in Los Angeles, California, and plan to open additional retail stores in the future. We believe that a brick-and-mortar presence helps raise brand awareness and complements our online experience, offering customers an expanded omni-channel buying experience. In so doing, we have entered into, and may in the future again enter into, long-term leases before we know whether our retail strategy or a particular geography will be successful.

We also face a number of challenges in opening stores, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner, as well as potential design, construction or inspection delays. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In opening stores, we must also provide our customers with a consistent experience, which presents additional challenges. Our stores may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies.
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
Opening retail stores also subject us to costs and risks related to compliance with labor and employment laws. We may face significant exposure to changes in laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, union protections, workers’ compensation rates, pension contributions, citizenship requirements, and payroll taxes, which could cause our business, financial condition and results of operations to be adversely affected. These laws also change frequently, exist at federal, state, and local levels, and may be difficult to interpret and apply. There is also a risk of potential claims related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury, and other claims, any of which could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Information Technology, Cybersecurity, Data Privacy and Intellectual Property
System interruptions that impair customer access to our website or other performance failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business, financial condition and results of operations.
We rely on information technology networks and systems, our website and mobile app to market and sell our products and to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We depend on our information technology infrastructure for digital marketing activities, for electronic communications among our personnel, customers, manufacturers and suppliers around the world, and for our warehousing and order fulfillment operations. Our website, portions of which are run through Shopify, our mobile app, and information technology systems, including those integral to our warehousing and order fulfillment operations and some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our website and mobile app serve as an effective extension of our marketing strategies by exposing potential new customers to our brand, product offerings and enhanced content. Due to the importance of our website, mobile app, information technology infrastructure and internet-related operations, we are vulnerable to downtime and other technical failures, which may be outside of our control. Further, any slow down or material disruption of our systems, or the systems of our third-party service providers, or our website or mobile app has from time to time, and could in the future, disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand, or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our information technology systems, including our website and mobile app, or switch to alternative third-party service providers which could be costly, cause interruptions and could ultimately adversely affect our business, financial condition, results of operations and growth prospects.
If our website, mobile app or information technology systems, including those run by or those of our third-party providers, suffer damage, disruption or shutdown and we or our third-party providers do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be adversely affected, and we could experience delays in reporting our financial results. If our computer and communications hardware fail, or if we suffer an interruption or degradation of services, we could also lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, data loss, acts of war, break-ins, earthquake and similar events. Any failure or interruption of our website, mobile app, internal business applications or our technology infrastructure could harm our ability to serve our clients, which could adversely affect our business, financial condition and results of operations.
We also use complex custom-built proprietary software in our technology infrastructure. Our proprietary software may contain undetected errors or vulnerabilities, some of which may only be discovered after the software has been implemented in our production environment or released to end users. In addition, we seek to continually update and improve our software, and we may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. We may experience slowdowns or interruptions in our website when we are updating it. For example, in the past we have experienced minor slowdowns while updating our website. Moreover, new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Any errors or vulnerabilities discovered in our software after commercial implementation or release could result in damage to our reputation, loss of customers, disruption to our eCommerce channels, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenues depend on the number of visitors who shop on our website and mobile app and the volume of orders we can handle. Unavailability of our website or mobile app or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect customer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand, scale and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or mobile app or expand, scale and upgrade our technology, systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, features and accessibility of our website, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the eCommerce industry. Our or our third-party vendors’ inability to continue to update, improve and scale our website or mobile app and the underlying technology infrastructure could harm our reputation and our ability to acquire, retain and serve our customers, which could adversely affect our business, financial condition and results of operations.
Further, we endeavor to continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our website or mobile app, our customer growth could be harmed and our business, financial condition and results of operations may be adversely affected.
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
As existing mobile devices and platforms evolve and new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changed and alternative devices and platforms, and we may need to devote significant resources to the redevelopment, support and maintenance of our website and mobile app. The timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure serving website or mobile device users may affect our results of operations. If we are unable to attract customers to our websites through these devices or are slow to develop versions of our website or mobile app that are more compatible with alternative devices, or if our customers choose not to buy products from us on their mobile devices or use mobile products that do not offer access to our websites, we may fail to capture a significant share of customers in the medical apparel market, which could adversely affect our business. In addition, in the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our website or mobile app, our customer growth could be harmed and our business, financial condition and results of operations may be adversely affected.

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
Operating our business and platform involves the collection, storage and transmission of proprietary and confidential data, as well as the personal information of our employees and customers. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, machine learning, artificial intelligence or other developments may result in our failure or inability to adequately protect sensitive information.
Like other eCommerce companies, we (along with our supply chain partners and other third party vendors) are vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware and extortion-based attacks, credential stuffing attacks, denial-of-service attacks, exploitation of software vulnerabilities and other real or perceived cyberattacks. Additionally, our workforce predominantly remains in a hybrid work environment, which has heightened the risk of these potential vulnerabilities. Furthermore, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers may be vulnerable to heightened risks of cybersecurity incidents from nation-state actors or nation-state actor affiliates. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT systems, operational disruptions, or disruption of our ability to make financial reports and other public disclosures required of public companies. We and our third-party vendors have from time to time been subject to cyber, phishing, social engineering and business email compromise attacks in the past, none of which individually or in the aggregate has led to costs or consequences that have materially impacted our business, however, we and our third-party vendors may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks or other incidents becoming more sophisticated or obscure and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.
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
The actual or perceived failure to comply with federal, state or foreign laws and regulations or our contractual obligations relating to data privacy, data protection, cybersecurity and customer protection, or the expansion of current or the enactment of new laws and regulations relating to data privacy, data protection, cybersecurity and customer protection, could adversely affect our business and our financial condition.
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
Other states have enacted similar bills. For example, Virginia, Colorado and Connecticut also recently passed comprehensive privacy laws that took effect in 2023, and Utah, Delaware and Texas recently passed comprehensive privacy laws that will take effect over the next few years. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. We must comply with these new privacy laws if our operations fall within their scope, which may increase our compliance costs and potential liability.
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
Further, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal data or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. These laws are not consistent with each other, and compliance in the event of a widespread data breach may be difficult and costly. We also may be required to notify consumers or other counterparties of a security incident, including a breach. Any such disclosures under state data breach notification laws can be costly, and the disclosures we make to comply with, or the failure to comply with, such requirements could lead to adverse consequences. Any actual or perceived security incident or breach, or breach of our contractual obligations, could also harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.
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
The withdrawal of the UK from the European Union has also created uncertainty with regard to the regulation of data protection in the UK. Going forward, we may have to comply with multiple data protection regimes in the EEA and in the UK. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal data from the EEA to the UK to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission could intervene if the UK deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the UK will require a valid transfer mechanism and we may be required to implement new processes and put new agreements in place to continue making such transfers. The UK government is considering reforms to the UK GDPR and the UK data protection regime, which could lead to divergence from the EEA regime. There is a risk that any material changes which are made to the UK data protection regime could result in the Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the Commission deems the UK to no longer provide adequate protection for personal data. These changes may lead to additional costs and increase our overall risk exposure.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. Any violation of data or security laws, including the GDPR or UK GDPR, by our third-party processors, or their acts or omissions that cause us to violate our legal obligations, could have an adverse effect on our business and result in substantial fines and penalties. For example, fines for certain breaches of the GDPR, or UK GDPR and Data Protection Act 2018, are up to the greater of 20 million Euros (or 17.5 million pound sterling respectively) or 4% of total global annual turnover, whichever is higher. In addition to the foregoing, a breach of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources and reputational harm.
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
Furthermore, compliance with legal and contractual obligations requires us to make public statements about our privacy and data security practices, including the statements we make in our online privacy policies. Although we endeavor to comply with these statements, should they prove to be untrue or be perceived as untrue, even through circumstances beyond our reasonable control, we may face litigation, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, state attorneys general and other federal, state and foreign regulators and private litigants alleging violations of privacy or consumer protection laws.
Certain requirements from our third-party technology and platform providers could also cause us to modify our offerings or strategy due to privacy concerns or negatively affect our financial performance. For example, the recent versions of Apple iOS require apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Additionally, Google is expected to begin blocking third party cookies with the goal of phasing them out in 2024. Changes like this could reduce the quality of the data and related metrics that may be collected or used by us and/or our partners. In addition, such changes could inhibit the effectiveness of our targeted advertising and related activities.
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
The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. Certain laws, particularly relating to environmental, health and safety matters, may also impose liability without regard to fault or to the legality of the action at the time of occurrence. Any investigations or inquiries by governmental agencies could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs or discontinuation of product sales and could impair the marketing of our products, which could adversely affect our business, financial condition and results of operations.
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
Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, beginning in 2023, imposes a 1% excise tax on certain publicly traded company stock buybacks. Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% which are expected to become effective January 1, 2024. As changes to U.S. federal income tax laws pursuant to the IRA remain subject to additional guidance from the Internal Revenue Service and the U.S. Department of Treasury and the implementation of the BEPS framework remains subject to further negotiation, the extent to which any such changes to tax laws, statutes, rules, regulations or ordinances will ultimately impact our business is uncertain.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, based on shares outstanding as of September 30, 2023, holders of 9,223,399 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of September 30, 2023.
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
We incur significant costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, the Securities Act and the Exchange Act, as well as the rules of the NYSE. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. For example, the SEC has adopted new rules that will require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as disclose the occurrence of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these or other SEC or NYSE rules or the timing of such costs.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 also requires that we provide a management report on the effectiveness of our internal control over financial reporting, including disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we are no longer an “emerging growth company” as of December 31, 2022, Section 404 also requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting on an annual basis, which started with the 2022 Annual Report.
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
While we have from time to time engaged and may in the future engage in voluntary initiatives (such as voluntary disclosures, certifications or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such initiatives may be costly and may not have the desired effect. For example, expectations around our management of ESG matters continues to evolve rapidly. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, statements that we may make or actions that we may take based on expectations, assumptions or third-party information that we believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our statements or actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator scrutiny on our ESG initiatives and disclosures, even if such initiatives were voluntary.
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
In addition, we expect there will be increasing levels of regulation, disclosure-related and otherwise in the U.S. and abroad, with respect to ESG matters. For example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply with, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past, and which may impose increased oversight obligations on our management and board of directors. In addition, the California legislature has recently passed a number of climate disclosure bills that may require us to report on our greenhouse gas emissions, climate-related financial risks and other climate-related matters. These and other changes in stakeholder expectations may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	10-K	001-40448	3.1	2/28/2023
3.2	Amended and Restated Bylaws of FIGS, Inc.	10-K	001-40448	3.2	44985
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: November 2, 2023	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Daniella Turenshine
	Name:	Daniella Turenshine
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)