Form 10-K
period 2023-12-31
FIGS, Inc.
filed 2024-02-28
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's Class A Common Stock on the New York Stock Exchange on June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, was $1,051,699,837.
As of February 16, 2024, there were 161,627,840 shares of the Registrant’s Class A common stock, par value $0.0001, outstanding and 8,283,641 shares of the Registrant’s Class B common stock, $0.0001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of COVID-19 and macroeconomic pressures; our use of ocean and air freight; the fact that we may continue to contend with global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans for evolving our sourcing capabilities and strategically refining our manufacturing base; our fulfillment enhancement project and the impact of and timing for our transition to a new fulfillment center; the impact of conflict in the Middle East on our business; the composition of our core collection; equity compensation; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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
Additionally, we may provide information herein that is not necessarily “material” under the federal securities laws for SEC reporting purposes, but that is informed by various environmental, social and governance (“ESG”) standards and frameworks (including standards for the measurement of underlying data) and the interest of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
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
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:
•Our historical growth may not be sustainable or indicative of future growth, and we expect our growth rate to slow over time.
•If we fail to manage the expansion of our business effectively, our financial condition and results of operations may be adversely affected.
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
•Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by factors beyond our control, including supply chain disruptions, inflation, high interest rates, fear of recession or entry into a recession, geopolitical tensions and military conflicts, and healthcare workforce-related stress, which may adversely affect our business, financial condition and results of operations.
•Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.

•If proprietary, confidential or sensitive information or personal data about our customers is disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks, our customers may curtail use of our website or mobile app, we may be exposed to liability and our reputation could suffer.
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
We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through our direct-to-consumer (“DTC”) digital platform, consisting of our website, mobile app and B2B business (“TEAMS”). We also recently launched our first physical retail store, which we call a Community Hub, and which represents a first-of-its-kind experience for healthcare professionals.
Our offerings include scrubwear and non-scrubwear, such as outerwear, underscrubs, footwear, compression socks, lab coats, loungewear and other apparel. We primarily design all of our products in-house, leverage third-party suppliers and manufacturers to produce our product components and finished products, and generally utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively coordinate and supervise every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a dynamic merchandising model—due to the largely non-discretionary, replenishment-driven nature of scrubwear, we maintain lessened inventory risk driven by a relatively high volume of repeat purchases and a focus on our core scrubs offerings.
We also use our voice to celebrate Awesome Humans in aspirational, creative and unexpected ways, and we leverage social media platforms to listen to, engage with, understand and better serve our community at scale. Our Ambassador Program consists of Awesome Humans from around the world who represent a diverse cross-section of the healthcare industry and help us interact with our community and drive engagement. Our differentiated approach to creating authentic and meaningful relationships with our community has allowed us to build a growing base of approximately 2.6 million active customers as of December 31, 2023 who are passionate about and loyal to our brand.
In line with our purpose-driven mission, giving back is ingrained in everything we do at FIGS and has been from the beginning. When we started FIGS, we created an initiative called Threads for Threads to donate scrubs to healthcare professionals who work in resource-poor countries and lack the proper uniforms to do their jobs safely. To date, through Threads for Threads, we have donated hundreds of thousands of FIGS scrubs and other products to healthcare professionals in need around the world. We have also given in a variety of other ways, including through medical giving trips, tuition and student loan repayment grants, financial support to charitable organizations, and a wide range of other partnerships and giving initiatives that support our healthcare community and the communities that they serve every day. For example, in 2021, we made a $500,000 multi-year commitment to fund the development of an operating theater and ICU in Kenya, which opened in early 2024. We also have developed an advocacy program, through which we are actively lobbying for our Awesome Humans Bill, a platform we designed to address the biggest challenges facing healthcare professionals today, including the need for equitable compensation, access to mental health services, workplace safety, reduced administrative burdens, and training. As part of this program, we launched the FIGS Advocacy Hub, which is a grassroots platform we created to enable our community to learn about the most important policy developments affecting them, and where they can advocate for real change through FIGS. In addition to our many other philanthropic efforts, advocacy at FIGS will continue to be an important way in which we support our community of Awesome Humans.

Our Market Opportunity
Demand for Healthcare Professionals is Projected to Grow.
As of 2022, there were approximately 22 million healthcare and social assistance industry sector workers in the United States, according to the U.S. Census Bureau and U.S. Bureau of Labor Statistics. Furthermore, according to the U.S. Bureau of Labor Statistics, as of September 2023, healthcare and social assistance jobs are projected to be the fastest growing of any sector, and are estimated to create about 45% of all projected job gains from 2022 to 2032. With an expanding aging population, proliferation of chronic illness, greater access to healthcare in the United States and an increasing focus on health and wellness, the demand for healthcare professionals continues to grow.
Healthcare Apparel Is a Large, Growing and Largely Non-Discretionary Industry.
We believe the healthcare apparel industry is positioned for long-term growth driven by several key industry dynamics. Unlike most other categories in the apparel sector, scrubwear, due to its frequent wear as a uniform, is largely non-discretionary, replenishment-driven, recession resistant and less susceptible to fashion or fad risk. In addition, hospitals, medical offices, clinics and laboratories routinely require healthcare professionals such as doctors, nurses and medical technicians to wear scrubs, lab coats and other medical apparel during every shift, and the vast majority of medical professionals purchase their own uniforms. Finally, we believe the healthcare apparel industry will be supported by the long-term secular growth of the healthcare sector. In 2020, the total addressable market of the healthcare apparel industry was an estimated $12.0 billion in the United States alone and $79.0 billion globally, according to an April 2021 Frost & Sullivan study that we commissioned.
The Industry Has Historically Lacked Innovation and is Fundamentally Changing.
Prior to FIGS, the healthcare apparel industry had operated for over 100 years with little change or innovation. Despite attractive market fundamentals, the industry had been held back, and its consumers underserved, by legacy participants with outdated business models. Consumers increasingly embrace the convenience of online and mobile shopping. For healthcare professionals who work long shifts and all hours of the day and night, the convenience of eCommerce is even more necessary. Lastly, consumers are increasingly attracted to, and interested in engaging with, purpose-driven brands using social media channels.
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
Deeply Passionate, Loyal Community
By December 31, 2023, our deeply loyal community consisted of approximately 2.6 million active customers. Our brand awareness is driven largely by word of mouth among healthcare professionals who are passionate about FIGS, and whose passion quickly spreads through hospitals and healthcare institutions, where thousands of healthcare professionals often work in close proximity to one another. In addition, through our digital platform, retail experience and social media presence, we provide venues for our community to engage with each other on common ground. We are proud that our products and digital platform are connecting healthcare professionals and bridging gaps that previously existed across varying disciplines and experience levels.
Authentic, Category-Defining Brand
FIGS is the first digitally native lifestyle brand outfitting healthcare professionals. Our brand represents high quality, functional, comfortable and stylish products combined with a seamless digital customer experience. We are purpose-driven with a mission to celebrate, empower and serve those who serve others, and this purpose resonates with our community. We collaborate with other highly regarded brands to further extend our brand reach and enhance our appeal with customers. Through our Ambassador Program, we have formed meaningful relationships with hundreds of Awesome

Humans who help us reach millions of healthcare professionals around the world in an intimate, authentic and personalized way. Our strong brand affinity is demonstrated by our high Net Promoter Score (“NPS”) of +79 through December 31, 2023.
Industry-Leading Product Innovation
Our design philosophy is rooted in Technical Comfort— the conviction that design, comfort and function are non-negotiable. As such, we deliver innovation across fabric, function, fit and style, all of which is led by comfort and performance. We strive to create the most innovative, functional, comfortable and stylish healthcare apparel in the industry designed to specifically address the needs of healthcare professionals—extraordinary people who deserve to look, feel and perform at their best. Our innovative products are designed, sourced and manufactured from the fiber level and our proprietary FIONx fabric technology is made from what we believe to be the best combination of materials, core-spun for maximum durability to withstand the demands of a healthcare professional’s work without sacrificing comfort. FIONx technical features include four-way stretch, anti-odor, anti-wrinkle, and moisture-wicking properties. Our scrubs also feature easy-to-access zippered pockets for professional and personal items such as stethoscopes, scissors, smartphones and ID badges. Our non-scrubwear offerings, such as outerwear, underscrubs, footwear, compression socks, lab coats, and loungewear, are also specifically designed for the needs and preferences of the healthcare community.
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
Each of our DTC digital platform and our retail channel also give us access to valuable real-time customer data. We leverage our rich customer data set, bolstered by the inherent benefits of our DTC model, to serve our community more effectively and efficiently. We develop proprietary and customized data solutions designed to optimize our product innovation, inventory analytics, marketing efforts and operational efficiency. Our data team works directly with key functional areas of the Company, including apparel design and merchandising, customer acquisition and retention, demand forecasting and inventory optimization. This approach enables us to gather and manage extensive data, and rapidly and directly apply that data to deliver valuable insights that improve our core operating activities and decision-making processes, leading to operational efficiencies throughout our supply chain, inventory management and new product development. Our vast and growing data set also plays a critical role in driving new customer acquisition as well as in our community engagement and customer retention strategy.
Dynamic Merchandising and Product Launch Model
We have developed a dynamic merchandising strategy, anchored by our recurring, functional offering of core scrubwear styles and colors we offer year round. As of December 31, 2023, we offered 15 core scrubwear styles in seven core colors. In 2023, our core scrubwear styles represented over 71% of our net revenues. To complement our scrubwear offering, we also offer non-scrubwear products, which together with our scrubwear, are intentionally designed to be worn as a layering system from base layer to outer layer. We also frequently launch limited edition colors, limited edition styles or new products, which not only drive excitement, but also drive our core business by encouraging recurring traffic to our digital platform. We utilize a disciplined buying approach for limited edition products, with generally shallow initial buys and data-driven repurchasing decisions to lower inventory risk, create scarcity and drive recurring demand. As an additional benefit, our product portfolio has resulted in a return rate of approximately 10% from 2021 through 2023, which is far lower than the broader online apparel return rates that tend to be in the 30% to 40% range.
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

Our Products
We approach product design with the healthcare professional in mind. We leverage customer data, customer feedback, focus groups and practitioner testing to provide us with an intimate understanding of how medical professionals move, work and interact with colleagues and patients. Our tight feedback loop through our digital platform, social media channels and our customer experience team enables us to quickly incorporate ideas from our community into our product design. We are constantly challenging ourselves to create the highest quality and most innovative fabrications, styles and product features that meet the unique needs of healthcare professionals. Our apparel is comfortable, durable, functional and stylish, all at an affordable price point. As a result of our efforts, healthcare professionals now have a destination to outfit themselves with products that allow them to look, feel and perform at their best.
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
There are two primary categories within the FIGS Layering System: scrubwear and non-scrubwear:
•Scrubwear. We redefined scrubs, engineering them for function and taking cues from performance sports apparel, to create exceptionally comfortable and technical products to help healthcare professionals look good, feel good and perform at their best. Within the scrubwear category, as of December 31, 2023, we had 15 core styles that are available on our digital platform year-round. These core scrubwear styles consisted of four women’s scrub tops, four women’s scrub pants, one women’s scrub jumpsuit, two men’s scrub tops and four men’s scrub pants. We offered these core styles in seven core colors and in limited edition colors. Additionally, we frequently launch limited edition scrubwear styles in both core and limited edition colors and transition limited edition scrubwear styles and colors to our core collection from time to time, based on customer feedback and sales performance. For example, since December 31, 2023, we have added one additional color to our core colors for 2024.
•Non-Scrubwear. Our non-scrubwear products are intentionally designed as an integrated system that complements our scrubwear, and are comprised of “base layer” and “outer layer” products. Base layer products are those designed to be worn under scrubs and include compression socks, underscrubs and under underscrubs. Our underscrubs include sports bras, performance leggings, performance tops and super-soft pima cotton tops. Our under underscrubs include several styles of underwear. Outer layer products include footwear, lab coats, and a variety of vests, jackets and fleeces. Our non-scrubwear product offerings also include our FIGSPRO offerings, which is our polished and performance-driven, office-ready collection. We also partner with New Balance to design and offer shoes that provide greater slip-resistance, cushion and moisture-repellent qualities that our healthcare professionals need. We also offer necessities such as scrub caps, lanyards, badge reels, tote bags, baseball caps and beanies.
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
Our customers include a wide range of experience levels and areas of expertise, including registered nurses, nurse practitioners, orthodontists, dental hygienists, pharmacists, physical therapists, occupational therapists, veterinarians, sales representatives, estheticians, speech pathologists, emergency medical technicians, surgeons and healthcare administrators, among many others. Due to the high proportion of our customer mix that is comprised of students and young professionals whose earnings will grow over the course of their careers, we believe we are well positioned to retain and increase engagement of these customers, expanding our share of their uniform and lifestyle wardrobe over time.
Our Marketing Strategy
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion.

Brand Marketing
We attract and retain customers in large part through our unique ability to engage with our community, which we do across multiple channels, including marketing campaigns, social media, our Ambassador Program, brand activations and brand collaborations.
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
Social Media. We were the first healthcare apparel company to have a significant presence on social media. We use social media to foster a dialogue with our community and grow an enthusiastic, highly engaged fan base. Today, we have over one million followers on Instagram, which is over twice the number of followers of our nearest DTC competitor. We are proud of our robust following and above-average engagement rate. Social media is the primary place for our community to congregate, share stories, follow product launches and interact with our brand, and in turn, our community shares feedback that informs our product and content decisions. We strive to create content that has value and purpose—whether to amplify a cause, make people laugh, or to celebrate and educate about our product—and social media is where our creativity and deep connection to our community meet.
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
Brand Activations. To further strengthen our connections with our community, we periodically open temporary physical pop-up shops and host in-person events in local markets across the United States. These brand activations have included mobile pop-up shops near college campuses and in various cities, which increase the number of locations where customers can experience FIGS in person and purchase our products. We also hold ambassador events and other personalized experiences that enable us to connect with our community in unique ways and further drive brand awareness.
Brand Collaborations. We seek and establish marketing and branding collaborations with other brands that are leaders in their industries, have similar values to FIGS and complement our own core capabilities. These brands have included New Balance, Eko Health and Everton Football Club. As part of these partnerships, we often produce co-branded content to help further increase our brand awareness.
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
Our Community Hubs
In 2023, we opened our first permanent physical retail store in Los Angeles, California, which we call a Community Hub, and we plan to open additional Community Hubs in the future. Our Community Hubs are more than just a shopping experience—in addition to enabling healthcare professionals to feel, try on and buy their favorite FIGS products, they allow them to connect with one another and engage more fully with the FIGS community. Our Community Hubs are intentionally designed to host events to celebrate healthcare professionals, provide programming on important issues that impact them, and create opportunities to network and share their stories. We intend to take a disciplined approach with our retail strategy, choosing geographic markets with a high density of healthcare professionals for future Community Hub locations, and plan to open our next Community Hub in the Summer of 2024 in Philadelphia’s Rittenhouse Square.
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
The scale of our data is vast and growing. Our rich data set is blended from first-party, deterministic and observed behaviors, a complementary, expanded set of enriched elements and thousands of data attributes associated with millions of customers. In addition, we have established a unique approach to capturing granular data from all stages of the order journey. These data sets are used to build proprietary data solutions applied to key functions across the company, including product development, supply chain, merchandising and inventory management, and marketing.
Our Technology
In addition to our use of data analytics, we internally develop custom, proprietary technology solutions where doing so would be a true differentiator and core to the unique needs of our community, and we otherwise leverage best-of-breed, third-party components and software to help build out our platform capabilities. Consistent with this philosophy, we created our own headless digital platform, which is a fully customized front-end architecture that allows our community of healthcare professionals to experience features and functionality that are specifically tailored to their needs. We then combine that customized presentation layer with the backend engine from Shopify, which is a proven and industry-leading eCommerce solution. We have also developed a customized iOS app to drive more meaningful engagement with our healthcare community. The features of our app extend beyond enhancing the purchase experience, enabling us to connect more deeply with our healthcare community through personalization and relevant content. By pairing our own in-house technology with cloud software, we have been able to create a truly differentiated user experience that we can adjust as necessary while also leveraging engineering talent from some of the best SAAS companies in the world to scale rapidly and efficiently.
Our Supply Chain
We have built a supply chain that is optimized for our business and through which we control the design, development and fulfillment of our products.
Sourcing and Manufacturing
We have a diversified and flexible supply chain that leverages global third-party suppliers and manufacturers spread across multiple continents to produce our product components and finished products. We directly and actively coordinate and supervise every step of our product development and production process. The extent to which we manage production is differentiated from the typical model of primarily relying on third-party agents to manage production. We believe our approach has enabled us to produce premium products through greater control of the end-to-end production process.
Our in-house innovation and design team works closely with our suppliers to develop the materials for our products that meet our exacting standards for comfort, stretch, durability, functionality and performance. The vast majority of our production utilizes our main scrubwear fabric technology FIONx, which enables us to achieve consistency and scale.

Our in-house production team selects our fabric and trim suppliers, directly manages the relationships between these suppliers and our finished product manufacturers, and drives our production allocation strategy and production schedules.
The 15 core scrubwear styles that we produce year-round represented over 71% of our net revenues in 2023. Similar to our core FIONx fabric, the continuous production of our core scrubwear styles provides us with consistency and scale in our production.
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
We purchase our finished product from our manufacturers on a purchase order basis and do not have any long-term agreements requiring us to use any supplier or manufacturer. We generally have long-standing relationships with our vendors, which are strengthened by the consistency and longevity of our core fabric and core style profile. We also source new suppliers and manufacturers to support our ongoing innovation and growth, particularly in our non-scrubwear categories, and are continuing to evolve our sourcing capabilities to strengthen our supply chain, which includes diversifying certain manufacturing operations geographically. For example, we recently reallocated a material amount of manufacturing geographically, and as a result, are now less dependent on our South East Asia partners. We plan to continue to strategically refine our manufacturing base into fewer high-quality partners while maintaining a diversified supply chain.
Ethical Practices
We contractually commit all of our direct suppliers and manufacturers (“Tier I Suppliers”) to certain ethical requirements to help ensure they share our standards for quality of manufacturing, ethical working conditions and social and environmental sustainability practices. Our Tier I Suppliers are contractually required to adhere to the Vendor Code of Conduct in our Vendor Manual, through which they commit to providing working conditions that meet or exceed the labor standards established by the United Nations International Labor Organisation Declaration on Fundamental Principles and Rights at Work, local labor laws and the standards established by the Fair Labor Association. The Vendor Code of Conduct outlines our requirements for the fair treatment and compensation of all workers, and expressly prohibits specific abusive labor practices. Under our Vendor Code of Conduct, all labor must be voluntary and the use of forced labor or human trafficking in any part of the Tier I Supplier’s supply chain is prohibited.
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
Warehouse and Embroidery
We distribute our products from our fulfillment center located in City of Industry, California, which is owned and operated by a third-party logistics provider. Within this space, we also operate a technology-enabled embroidery workshop, through which we offer text and logo embroidery on scrub tops, lab coats and outerwear, enabling our healthcare professionals to tell the world who they are and what they do. Our embroidery workshop is fully staffed by FIGS embroidery team members who complete the application and quality control of our embroidery product.
As part of our previously announced fulfillment enhancement project, we intend to transition all fulfillment and embroidery operations from our City of Industry location to a new fulfillment center, where we expect to commence distribution operations by Q3 2024. The new facility is leased by us and will be operated by a third-party logistics provider. We believe our new state-of-the-art fulfillment center will allow us to more optimally serve our customers, providing increased automation to drive efficiency as we scale over the long term.
From time to time, we also rely on additional third-party storage locations to house inventory and we regularly evaluate our distribution infrastructure and capacity to ensure that we are able to meet our anticipated needs and support our continued growth and operations.
Our People and Human Capital
Our company culture mirrors our mission to celebrate, empower and serve those who serve others. We understand that authentically serving humans starts from within, and we are passionate about supporting our community and enabling our company to reflect the world we want to live in.
As of December 31, 2023, we employed 354 team members in the United States across our Santa Monica, California headquarters, our City of Industry, California fulfillment center location, our Los Angeles, California Community Hub and remote locations. As of December 31, 2023, 98% of our team members were permanent employees and 97% were full-time. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
As of December 31, 2023, our workforce predominantly remains in a hybrid work environment, and we have provided resources to enable employees to effectively manage remote work, such as web conferencing and project collaboration solutions and equipment and supplies for at-home offices. We have also supported our team with hybrid-focused learning and development training.
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
Diversity, Equity and Inclusion (“DEI”)

At FIGS, we are creating the world we want to live in, and we work hard to enable our company to reflect our diverse community of Awesome Humans. We are proud to have consistently employed a highly diverse, inclusive, equitable and empowered team representing a mix of gender, racial and ethnic backgrounds, industries and levels of experience, and believe that those efforts have enabled us to better serve the diverse community of Awesome Humans to whom we are so devoted. As a female-founded and led company, we are also proud that this representation at the top is reflected in the rest of our team.

We also continuously assess our hiring process to identify areas for development and help maintain our high standards. As part of those efforts, we utilize dedicated technology from a leading third-party provider to drive inclusive hiring throughout the Company. We are deeply committed to creating a diverse and inclusive team through new methods, reducing unconscious bias across the recruitment life cycle and promoting fair and consistent hiring practices.
Our hiring methods currently include (1) utilizing special tools to review communications to candidates to facilitate the use of inclusive language and (2) leveraging a bias scanner within our applicant tracking system to hide pictures or mask other elements that could introduce bias into the hiring process. We are also in the process of elevating our talent acquisition curriculum to include broader interview training on diversity and inclusion best practices.
Based on data collected in January 2024, we are proud that:
•33% of our board of directors identified as female and 33% identified as members of underrepresented racial or ethnic groups;

•approximately 64% of our leadership team identified as female and 18% identified as members of underrepresented racial or ethnic groups; and
•approximately 67% of our total workforce identified as female, 29% identified as male, 1% identified as non-binary and 54% identified as members of underrepresented racial or ethnic groups.
While we believe DEI is important to our long-term value and performance, we recognize the importance of pursuing it in a legally sound manner. DEI efforts are part of our legal compliance considerations, and we are committed to only rewarding legally compliant methods for advancing these efforts. We are committed to not making employment (including hiring, promotion, and compensation) or other contracting decisions on the basis of legally protected characteristics.

Compensation and Benefits
We aim to offer highly competitive compensation and benefits designed to enable us to attract, retain and motivate exceptional talent. Our 2021 Equity Incentive Award Plan additionally provides for grants of equity awards to employees. We are proud that we grant all full-time permanent new hires equity as part of their total compensation package, which we believe fosters a stronger sense of ownership and aligns our employees’ interests with the interests and growth of the Company.
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
Culture, Engagement and Perks
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
In 2023, we conducted a confidential employee engagement survey to give our employees the opportunity to provide input about their experiences with us. We are proud of our engagement index score of 73%, with 78% participation, which is on par with the national average of organizations benchmarked. The 2023 engagement survey revealed that 87% of our team members felt aligned with the FIGS mission and values, taking pride in being a part of FIGS. 94% of our employees reported that they know how their work is contributing to the broader FIGS goals, underscoring their commitment to the Company’s success. Employees also reported feeling connected and supported, with 92% of respondents reporting their manager genuinely cares about their well-being, indicating a positive and supportive team dynamic. We value the input of our team members and utilize the survey results to better understand the needs of our team members, identify opportunities for improvement and to create action plans based on employee feedback.
Safety
We are committed to the health and safety of our employees. The core elements of our employee health and safety strategy are risk analysis, incident management and training, including for our team members at our fulfillment center and our Community Hubs, and we ensure that our third-party logistics provider, which operates our fulfillment center, maintains robust safety practices as well. We also maintain a whistleblower hotline through which employees can report health and safety risks, among other concerns.
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
Government Regulation
In the United States and the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, environmental, health, and safety (“EHS”) regulations, product labeling regulations, product safety regulations and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act (the “CCPA”), the California Privacy Rights Act (“CPRA”), the General Data Protection Regulation 2016/679 (“GDPR”), the UK Data Protection Act 2018 and the UK General Data Protection Regulation, (together “UK GDPR”), the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area and relevant legislation in the UK. Our products sold outside of the United States may be subject to tariffs, treaties and various trade agreements, as well as laws affecting the importation of consumer goods. We are also subject to evolving regulations regarding the environmental and social provenance of products, including under the Tariff Act of 1930, Uyghur Forced Labor Prevention Act (“UFLPA”), and other similar laws and regulations.
We monitor changes in these laws and believe that we are in material compliance with applicable laws. While compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources, for the fiscal year ended December 31, 2023 compliance with these laws and regulations, including any applicable environmental regulations, has not had, and in any material subsequent period is not expected to have, a material effect on our capital expenditures, results of operations or competitive position.
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
As of December 31, 2023, we owned 15 U.S. trademark registrations, 13 pending U.S. trademark applications, 114 foreign trademark registrations and 45 pending foreign trademark applications.
As of December 31, 2023, we had 15 granted U.S. design patents, seven pending U.S. design patent applications, 82 granted foreign design registrations and 22 pending foreign design applications, which relate to our core scrubwear and other apparel designs. The term of protection for design patents and design registrations is limited in duration and depends on the jurisdiction in which they are granted. The terms for our issued design patents in the U.S. extend 15 years from the date of patent grant.
If the foreign design registrations issued to us for our core scrubwear and apparel are maintained until the end of their terms, they are expected to expire in the years ranging between 2030 and 2048, at which point we intend to renew them, to the extent they are renewable. Some of our issued U.S. design patents will expire in 2036, while others will expire in 2037 or 2038. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective.

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
Item 1A. Risk Factors.
Our business involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and in our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In addition to the factors discussed in Item 7 of Part II of this Annual Report on Form 10-K and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments or events may amplify the risks discussed below. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.
Risks Related To Our Business
Our historical growth may not be sustainable or indicative of future growth, and we expect our growth rate to slow over time.
Our historical rate of growth may not be sustainable or indicative of our future rate of growth, and in the near term, we expect our net revenues to grow more slowly than in the past or to decline, and in the long term our net revenues could grow more slowly than we expect. We believe that growth in net revenues, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net revenues growth to slow or decline and may adversely affect our margins and profitability. Even if our net revenues continue to increase, we expect that our growth rate could be negatively impacted due to a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. Failure to continue to grow our net revenues or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.
If we fail to manage the expansion of our business effectively, our financial condition and results of operations may be adversely affected.
To manage the expansion of our business effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We face significant competition for personnel, including in Southern California, where our headquarters is located. To attract top talent, we may need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In addition, we could be required to continue to expand our sales and marketing, product development and distribution functions, to upgrade our management information systems and other processes and technology and to obtain more space for our expanding workforce. Additionally, the growth of our business places significant demands on our existing management and other employees. Failure to manage our employee base and hiring needs effectively, including successfully integrating our new hires, may adversely affect our business, financial condition and results of operations.
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
We have not always been profitable. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in developing new products, hire additional personnel, expand our operating infrastructure and expand into new geographies. Further, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. Additionally, stock-based compensation expense related to equity awards has been and may from time to time be a significant expense in future periods, which impacts our net income. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our net revenues to offset our increased operating expenses. In the near term, we expect our net revenues to to grow more slowly than in the past or to decline, and over the long term our net revenues growth may slow for a number of other reasons, including if we experience reduced demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our net revenues do not grow at a greater rate than our operating expenses, we will not be able to maintain the level of profitability that we have achieved.
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
Our success depends in large part upon widespread adoption of our products by healthcare professionals. In order to attract new customers and continue to expand our customer base, we must appeal to and attract healthcare professionals who identify with our products. If the number of healthcare professionals who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including marketing campaigns that can be expensive and may not always result in new customers or increased sales of our products. These factors, in turn, have from time to time increased and may again increase our customer acquisition costs over time. As our brand becomes more widely known, we may not attract new customers or increase our net revenues at historical rates, or retain existing customers to the same extent as we have in the past. For example, while the number of our active customers continues to increase, in the quarter ended December 31, 2023, we did not add new customers at the same accelerated rates as we have in the past and have seen the frequency of repeat purchases decline. If we are unable to acquire new customers or retain existing customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenues may decrease, and our business, financial condition and operating results may be adversely affected.
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
Moreover, our success depends in part on the condition of the healthcare workforce. There have been reports of rising fatigue and stress among workers in the healthcare industry, in part as a result of heightened demand on, and for, healthcare workers in the wake of the COVID-19 pandemic, which we believe may be impacting customer purchasing behavior. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
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

We also have and may in the future adjust our marketing activity, techniques and spend from period to period or within a period as we launch new campaigns or offerings, or for other reasons. Because of these adjustments and because marketing initiatives may become increasingly expensive, generating a meaningful return on those initiatives may be difficult or unpredictable. Moreover, even if we successfully increase net revenues as a result of our marketing efforts, it may not offset the additional marketing expenses we incur.
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
We are an apparel and lifestyle brand for healthcare professionals. As a result, our success depends in part on our ability to create apparel for healthcare professionals, as well as to anticipate and react to changing customer demands in a timely manner. All of our products are subject to changing customer preferences that cannot be predicted with certainty. If we do not continue to introduce new products or innovations on existing products in a timely manner or our existing or new products or innovations are not accepted by our customers, or if our competitors introduce similar products in a more timely fashion, our brand or our position as a leader in healthcare apparel could be harmed.
Further, our new products and innovations, including to fit, style and fabric, on existing and future products may not, and from time to time have not, received the same level of customer acceptance as our products or innovations have in the past. Customer preferences could change, especially as we expand our product offerings beyond our core scrubwear, and our future success depends in part on our ability to anticipate and respond to these changes. Our failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty. Even if we are successful in anticipating customer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high quality products and designs and maintain our distinctive brand identity as we expand the range of products we offer. A failure to effectively introduce new products or innovations on existing products that appeal to our customers could result in a decrease in net revenues and excess inventory levels, which could adversely affect our business, financial condition and results of operations.
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
Our current operations and customer base are based largely in the United States, and our future growth depends in part on our ongoing expansion efforts outside of the United States. While we currently ship to certain countries in North America, Europe, the Asia Pacific region and the Middle East, we have a limited number of customers and experience operating outside of the United States. We also have limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we have from time to time encountered, and may in the future continue to encounter, obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.
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
•    fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•    political or social unrest, economic instability or armed conflict in a specific country or region in which we operate, including, for example, Russia’s invasion of Ukraine and violence in the Middle East.
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
We currently rely on third-party global logistics and shipping providers to ship raw materials, receive inbound inventory and deliver our products. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in delivering inventory, processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing have in the past and may in the future adversely impact our margins and profitability. For example, volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, other wars or armed conflicts, or changes in global supply generally, has from time to time resulted in higher fuel prices, which shipping companies have from time to time passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result of these and other factors, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.
Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, or terrorism. For example, following the recent outbreak of conflict and violence in the Middle East, there has been an increase in attacks on commercial vessels transiting the Red Sea, causing disruptions in an important route for global trade. Such disruptions have affected global ocean freight traffic, caused shipping delays and increased freight costs. As a result, we have experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as rising ocean freight rates. Although we have not yet experienced a material disruption to our supply chain and have sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes, alternative ports and using air freight from time to time, we expect that if there are continued or increased hostilities in the Middle East, there could be increases in shipping times and ocean and air freight rates, as well as impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.
In addition, the operations of our third-party providers have in the past been disrupted by the COVID-19 pandemic and may in the future be disrupted by other pandemics or health crises. For example, as a result of the COVID-19 pandemic, strained parcel carrier networks resulted in extended outbound shipping times generally and additional shipping costs. COVID-19 or any future pandemic, epidemic or outbreak of an infectious disease may adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business, financial condition and results of operations.
Weather, fires, floods, power loss, earthquakes, or other events specifically impacting our or other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely, may also negatively our ability to ship raw materials, receive inbound inventory and ship merchandise to customers efficiently and cost-effectively. For instance, a strike, or threat of a strike, by employees of any of our third-party global providers, other parcel carriers or by port workers, or a work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we generally import our products into the U.S., could significantly disrupt our business. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
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

We currently rely on our fulfillment center in the City of Industry, California, which is operated by our third-party logistics provider, for all of our product distribution. As part of our fulfillment enhancement project, we intend to transition all fulfillment operations from our City of Industry location to a new fulfillment center we have leased. We also from time to time rely on several additional third-party storage locations to house inventory. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment, storage and retail operations, and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures. In addition, because all of our products are distributed from our City of Industry fulfillment center, and following the completion of our transition to our new fulfillment center, will all be distributed from that location, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center and storage locations. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.
Operating a fulfillment center comes with additional potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Our distribution capacity is also dependent on the timely performance of services by third parties, including the shipping of our products to and from our distribution facility. We will need to operate additional fulfillment centers in the future to keep pace with the growth of our business, and we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we encounter problems with our distribution and warehouse management systems, our ability to meet customer expectations, manage inventory and fulfillment capacity, complete sales, fulfill orders in a timely manner and achieve objectives for operating efficiencies could be harmed, which could also harm our reputation and our relationship with our customers.
In addition, operations at our fulfillment center may also be disrupted by pandemics. For example, like other similarly situated companies, as a result of the COVID-19 pandemic we have from time to time experienced, and may from time to time experience in the future (including as a result of any future pandemic, epidemic or outbreak of an infectious disease), inbound shipping delays of our product and labor shortages in our fulfillment center that impact our ability to fulfill orders on the timeline to which we have been accustomed. The COVID-19 pandemic has adversely affected, and any future pandemics, epidemics or other health crises may adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party logistics provider, which could negatively impact our business and results of operations.
If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions (for example, because of effects on inventory supply and consumer demand caused by the COVID-19 pandemic and high inflation rates), economic conditions or consumer confidence in future economic conditions and geopolitical conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brand.
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
Moreover, while we devote significant attention to forecasting efforts, the volume, timing, value and type of the orders we receive are inherently uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business, as well as our ability to forecast demand, is also affected by changes in general domestic and global economic, business and geopolitical conditions, including inflationary pressures, and the degree of customer confidence in future economic conditions, and we anticipate that our ability to forecast demand due to these types of factors will be increasingly affected by conditions in international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenues. Any failure to accurately predict net revenues or gross margins could cause our operating results to be lower than expected, which could adversely affect our financial condition.
Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by factors beyond our control, including supply chain disruptions, inflation, high interest rates, fear of recession or entry into a recession, geopolitical tensions and military conflicts, and healthcare workforce-related stress, which may adversely affect our business, financial condition and results of operations.
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products has been and may continue to be adversely affected. Significant risks and uncertainty in the global economy have emerged as a result of government policy decisions and geopolitical tensions, and there has been significant shifts in consumer behavior and spending patterns as a result. For example, Russia’s invasion of Ukraine resulted in significant macroeconomic consequences, risks and uncertainties, including increased fuel and energy prices and depressed financial markets, and as a result consumer confidence may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: high interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
Moreover, our success depends in part on the condition of the healthcare workforce. There have been reports of rising fatigue and stress among workers in the healthcare industry, in part as a result of heightened demand on, and for, healthcare workers in the wake of the COVID-19 pandemic, which we believe may be impacting customer purchasing behavior. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
These factors and their impact on our customers’ spending behavior have from time to time impacted, and we expect some of these to continue to impact in the future, the demand for our products, as well as our financial condition and results of operations.
Merchandise returns could harm our business.
We allow our customers to return our products, subject to our return policy. We generally accept merchandise returns for full refund or exchange within 30 days of the original purchase date. Our revenue is reported net of returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. The introduction of new products, changes in customer confidence or shopping habits or other competitive and general economic conditions could cause actual returns to exceed our estimates. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. In addition, from time to time, our products may be damaged in transit, which can also increase return rates. Returned goods may also be damaged prior to or in connection with the return process, which can and has from time to time impeded our ability to restock and resell returned goods. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in product returns. If the rate of product returns increases significantly or if product return economics become less efficient, our business, financial condition and results of operations could be harmed.
The fluctuating cost of raw materials could increase our cost of goods sold and cause our business, financial condition and results of operations to suffer.
We have in the past experienced, and may in the future experience, fluctuations in the cost of raw materials used in our products for reasons beyond our control. For example, our core scrubs fabric includes synthetic fabric, the components of which may experience price fluctuations. Our costs for raw materials are affected by, among other things, weather, customer demand, high interest rates, inflation, geopolitical tensions, volatility in the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. In addition, the U.S. government’s presumptive import ban on materials mined, produced, or manufactured wholly or in part in the Xinjiang region of China, the source of a large portion of certain raw materials, including cotton and rayon, may impact global prices and availability of raw materials from which some of our products are made. Increases in the cost of raw materials could adversely affect our cost of goods sold, business, financial condition and results of operations.
Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.
We rely on a global network of third-party suppliers to manufacture our raw materials, product components and products, and our raw materials, product components and products may be available, in the short-term, from a limited number of sources. We choose not to enter into long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials, product components and products, and typically transact business with our suppliers on an order-by-order basis. We also compete with other companies for raw materials, product components and production.
As of December 31, 2023, our supply chain consisted of a diversified network of global production partners spread across multiple continents. Within our supply chain, we source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with manufacturing partners that produce our products in facilities located in South East Asia, China, South America and Jordan, with the vast majority of our products currently in inventory having been produced by a limited number of our largest manufacturing suppliers in South and South East Asia. We are continuously working to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically, as well as strategically refining our manufacturing base into fewer high-quality manufacturing partners to improve product quality and consistency. For example, we recently reallocated a material amount of manufacturing geographically, which makes us less dependent on our South East Asia partners. We believe these efforts will enhance our product innovation, quality and lead times across product categories. However, these efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
We may experience a disruption in the supply of fabrics, raw materials or product components from current sources, and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significantly increased demand, or if we need to replace or discontinue our relationship with an existing supplier or manufacturer, which has occurred from time to time, we may be unable to locate additional suppliers of fabrics, raw materials or product components or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. In addition, a dispute with, or disruption at, a significant third-party supplier or service provider, which have occurred from time to time, may impact our ability to produce, sell or fulfill our products. Our failure or inability to obtain alternate capabilities in a timely manner or on satisfactory terms could have a material adverse effect on our business, financial condition and results of operations.
Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict or war, such as the ongoing conflict in Ukraine and the Middle East. Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of health pandemics, such as COVID-19, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. For instance, the COVID-19 pandemic negatively impacted global supply chains and caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, experienced delays and shutdowns, and could experience delays and shutdowns again in the future as a result of COVID-19 or other future pandemic or health crisis. Because of these supply chain challenges, we from time to time contended, and may again contend with, delays receiving finished products from our manufacturers, reduced ability to keep certain products in stock and interrupted product and color launch schedules. In order to manage the impact of these disruptions and meet our customers’ expectations, we from time to time shipped goods earlier when possible, adjusted shipments to alternate origin and destination ports to avoid delays and used faster but more expensive air freight. We may from time to time need to continue to use more expensive air freight, which has in the past and may in the future increase our cost of goods sold. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower net income from operations, both in the short and long term.
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
•    political unrest, conflict or war, such as Russia’s invasion of Ukraine and violence in the Middle East, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured, and geopolitical tensions or conflicts affecting global trade or resulting in trade barriers or disputes among countries;
•    reduced protection for intellectual property rights, including trademark protection, in some countries, particularly in China;
•    disruptions or delays in shipments across our supply chain, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters, including in connection with climate change, or health pandemics, or other transportation disruptions; and
•    the impact of health conditions, such as COVID-19, and related government and private sector responsive actions, and other changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.

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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand or result in legal claims against us. While we rely on our manufacturers’ and suppliers’ compliance reporting as well as contractual provisions in our vendor manual in order to comply with regulations applicable to our products, expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements.
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
Our ability to operate in China may also be adversely affected by epidemics or pandemics. For example, China from time to time has, and in the future may again, enforce broad lockdowns in response to COVID-19 or other pandemics or epidemics, which has affected, and may in the future affect, our third-party suppliers’ and manufacturers’ ability to timely deliver raw materials, product components and products to us.
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
Our business is subject to pressure on costs and pricing caused by many factors. For example, from time to time, our gross margin has been impacted by higher freight costs, which we believe was as a result of inflation due, in part, to global supply chain disruptions and the COVID-19 pandemic. We continue to monitor the impact of inflation on raw materials, freight, labor, rent, and other costs in order to minimize its effects. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenues if we are unable, or choose not to, increase the selling prices of our products in proportion with these increased costs.
Competition, constrained sourcing capacity and related inflationary pressure and pressure from customers to reduce the prices we charge for our products and changes in customer demand, among other factors, also impact our costs and pricing strategy. These factors may cause us to experience increased costs while also causing us to reduce prices. If we were to increase prices in response to increased costs, we may experience reduced sales. Any of the forgoing could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could adversely affect our business, financial condition and results of operations.
If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment operations, our business, financial condition and results of operations could be harmed.
As part of our ongoing fulfillment enhancement project, we are expanding our fulfillment capacity and technological functionality. In so doing, we intend to transition all fulfillment operations from our City of Industry location to a new fulfillment center we have leased, and plan to open additional facilities in the future. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. Moreover, the expansion of fulfillment operations, including the transition of our fulfillment operations to a new facility and the wind down of our current facility, could result in increased costs, expenses and/or shipping times, disruptions and complications related to inventory planning and product launch schedules, impeded customer service and reduced sales. The expansion of our fulfillment capacity, including the transition of our fulfillment operations to a new facility and the wind down of our current facility, may, and from time to time has, also put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate additional suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
We believe that due to the largely non-discretionary nature of healthcare apparel, our business is largely resistant to recessionary pressures. However, due to our limited operating history, we have not experienced a sustained recessionary period and therefore cannot predict the effect on our sales and profitability of a prolonged downturn in the economy. Our customers are not immune to macroeconomic pressures and we believe such pressures, including high inflation, impacts the demand for our products. It is possible that a prolonged downturn in the economy in markets in which we sell our products may harm our business, financial condition and results of operations.
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
We currently operate one retail store in Los Angeles, California, and plan to open additional retail stores in the future. We believe that a physical presence helps raise brand awareness and complements our online experience, offering customers an expanded omni-channel buying experience. In so doing, we have entered into, and may in the future again enter into, long-term leases before we know whether our retail strategy or a particular geography will be successful. We also face a number of challenges in opening stores, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner, as well as potential design, construction or inspection delays. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In opening stores, we must also provide our customers with a consistent experience, which presents additional challenges. Our stores may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies.
In addition, operating retail stores creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while continuing to manage inventory. There can also be no assurance that our retail stores will achieve or maintain sales and profitability levels that justify the required investments. In addition, the failure of our retail stores to achieve acceptable results could lead to unplanned store closures and/or impairment and other charges. If this occurs, or if we are not able to manage or execute on our retail growth strategy, or if consumers are not receptive to the products, design layout, or visual merchandising in our stores, our business, financial condition and results of operations may be adversely affected.
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
Risks Related to Information Technology, Cybersecurity and Data Privacy
System interruptions that impair customer access to our website or other performance failures in our or our third-party vendors’ technology infrastructure could damage our business, reputation and brand and substantially harm our business, financial condition and results of operations.

We rely on information technology networks and systems, our website and mobile app (collectively, “IT Systems”) to market and sell our products, manage a variety of internal and external business processes and activities and to comply with regulatory, legal and tax requirements. We depend on our IT Systems for digital marketing activities, for electronic communications among our personnel, customers, manufacturers and suppliers around the world, and for our warehousing and order fulfillment operations. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. Our website, portions of which are run through Shopify and IT Systems, including those integral to our warehousing and order fulfillment operations and some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our website and mobile app serve as an effective extension of our marketing strategies by exposing potential new customers to our brand, product offerings and enhanced content. Due to the importance of our IT Systems, we are vulnerable to downtime and other technical failures, which may be outside of our control. Further, any slow down or material disruption of our IT Systems, or the systems of our third-party service providers, or our website or mobile app has from time to time, and could in the future, disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand, or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our IT Systems, including our website and mobile app, or switch to alternative third-party service providers which could be costly, cause interruptions and could ultimately adversely affect our business, financial condition and results of operations.
If our IT Systems, including those run by or those of our third-party providers, suffer damage, disruption or shutdown and we or our third-party providers do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be adversely affected, and we could experience delays in reporting our financial results. If our computer and communications hardware fail, or if we suffer an interruption or degradation of services, we could also lose customer data and miss order fulfillment deadlines, which could harm our business. Our IT Systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, data loss, acts of war, break-ins, earthquake and similar events. Any failure or interruption of our IT Systems could harm our ability to serve our clients, which could adversely affect our business, financial condition and results of operations.
We also use complex custom-built proprietary software in our IT Systems. Our proprietary software may contain undetected errors or vulnerabilities, some of which may only be discovered after the software has been implemented in our production environment or released to end users. In addition, we seek to continually update and improve our software, and we may not always be successful in executing these upgrades and improvements, and the operation of our IT Systems may be subject to failure. We may experience slowdowns or interruptions in our website when we are updating it. For example, in the past we have experienced minor slowdowns while updating our website. Moreover, new technologies or infrastructures may not be fully integrated with existing IT Systems on a timely basis, or at all. Any errors or vulnerabilities discovered in our software after commercial implementation or release could result in damage to our reputation, loss of customers, disruption to our eCommerce channels, loss of revenue or liability for damages, any of which could adversely affect our business, financial condition and results of operations.
Additionally, if we expand our use of third-party services, including cloud-based services, our IT Systems may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenues depend on the number of visitors who shop on our website and mobile app and the volume of orders we can handle. Unavailability of our website or mobile app or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect customer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand, scale and upgrade our IT Systems. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or mobile app or expand, scale and upgrade our IT Systems to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality, features and accessibility of our website, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the eCommerce industry. Our or our third-party vendors’ inability to continue to update, improve and scale our website or mobile app and the underlying technology infrastructure could harm our reputation and our ability to acquire, retain and serve our customers, which could adversely affect our business, financial condition and results of operations.
Further, we endeavor to continually upgrade existing IT Systems, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our IT Systems. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our website or mobile app, our customer growth could be harmed and our business, financial condition and results of operations may be adversely affected.
We must continue to expand and scale our IT Systems, and our failure to do so could adversely affect our business, financial condition and results of operations.
We will need to continue to expand and scale our IT Systems and personnel to support recent and future growth. As such, we will continue to invest in and implement modifications and upgrades to our IT Systems and procedures. These activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current IT Systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT Systems to respond to changes in our business needs may cause disruptions in our business operations and adversely affect our business, financial condition and results of operations.
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
As existing mobile devices and platforms evolve and new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in adjusting and developing applications for changed and alternative devices and platforms, and we may need to devote significant resources to the redevelopment, support and maintenance of our website and mobile app. The timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our IT Systems and infrastructure serving website or mobile device users may affect our results of operations. If we are unable to attract customers to our websites through these devices or are slow to develop versions of our website or mobile app that are more compatible with alternative devices, or if our customers choose not to buy products from us on their mobile devices or use mobile products that do not offer access to our websites, we may fail to capture a significant share of customers in the medical apparel market, which could adversely affect our business. In addition, in the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our website or mobile app, our customer growth could be harmed and our business, financial condition and results of operations may be adversely affected.
Our customer engagement on mobile devices depends upon effective operation with mobile operating systems, networks, and standards that we do not control.
An increasing number of our customers purchase our products through our mobile app. We are dependent on the interoperability of our website and mobile app with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade the functionality of our digital offering could adversely affect the user experience of our website and mobile app on mobile devices. Additionally, in order to deliver a consistent shopping experience to mobile devices, it is important that our mobile app is designed effectively and works well with a range of mobile technologies, systems, networks, and standards that we do not control. App store license agreements are also generally not negotiable, and we must be responsive to changing requirements under those agreements. Further, we may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our customers to access and use our mobile app on their mobile devices or if our customers choose not to access or use our mobile app on their mobile devices or use mobile products that do not offer access to our platform, our sales and growth prospects could be adversely impacted.
If proprietary, confidential or sensitive information or personal data about our customers is disclosed, or if we or our third-party providers are subject to real or perceived cyberattacks, our customers may curtail use of our website or mobile app, we may be exposed to liability and our reputation could suffer.
Operating our business and platform involves the collection, storage, processing and transmission of proprietary and confidential data, as well as the personal information of our employees and customers (collectively, “Confidential Information”). Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. In an effort to protect Confidential Information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, machine learning, artificial intelligence or other developments may result in our failure or inability to adequately protect sensitive information. As a result, we may be unable to detect, investigate, remediate or recover from attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business.
Like other eCommerce companies, we (along with our supply chain partners and other third-party vendors) are vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware and extortion-based attacks, credential stuffing attacks, denial-of-service attacks, bugs, misconfigurations, exploitation of software vulnerabilities and other real or perceived cyberattacks. Additionally, our workforce predominantly remains in a hybrid work environment, which has heightened the risk of these potential vulnerabilities. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT Systems, operational disruptions, or disruption of our ability to make financial reports and other public disclosures required of public companies. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. We and our third-party vendors have from time to time been subject to cyber, phishing, social engineering and business email compromise attacks in the past, none of which individually or in the aggregate has led to costs or consequences that have materially impacted our business, however, we and our third-party vendors may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks or other incidents becoming more sophisticated or obscure and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

In addition, we and our third-party service providers may experience cyberattacks aimed at disrupting our and their services. If we or our third-party service providers experience, or are believed to have experienced, security breaches that result in marketplace performance or availability problems or the loss or corruption of, or unauthorized access to or disclosure of, personal data or confidential information, people may become unwilling to provide us the information necessary to make purchases on our website or mobile app. Existing customers may also decrease or stop their purchases altogether. Additionally, any adverse impact to the availability, integrity or confidentiality of our IT Systems or those of third-parties we rely on can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, and/or significant incident response, system restoration or remediation and future compliance costs. While we maintain cyber and errors and omissions insurance coverage that covers certain aspects of cyber risks, these losses may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.
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

We collect, store, maintain and otherwise process significant amounts of personal data relating to our customers, business partners and employees, and we face risks inherent in both handling large volumes of data and in protecting the security of such data. Our actual or perceived failure to comply with any federal, state or foreign laws and regulations, or applicable industry standards that govern or apply to our collection, use, retention, sharing and security of data, could result in enforcement actions that require us to change our business practices in a manner that may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
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
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to data privacy, data security, and data breaches. For example, California enacted the California Consumer Privacy Act (the “CCPA”) which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. The enactment of the CCPA has prompted other states to enact similar bills. For example, Virginia, Colorado, Utah and Connecticut passed comprehensive privacy laws that took effect in 2023, and several other states have passed comprehensive privacy laws that will take effect over the next few years. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. We will be required to comply with these new privacy laws if our operations fall within their scope, which may increase our compliance costs and potential liability and may require us to make changes to our business practices.
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
We also may be subject to specific requirements with respect to cross-border transfers of personal data out of the EEA and UK. Recent legal developments in the EEA and UK have created complexity and uncertainty regarding transfers of personal data out of Europe. As supervisory authorities issue further guidance on personal data export mechanisms, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our products, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operation.
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
We are also subject to evolving privacy laws on cookies and e-marketing. Cookies are small data files that are sent by websites and stored locally on an internet user's computer or mobile device. These laws have created intense scrutiny regarding Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, by legislative, regulatory, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on consumer data protection and privacy. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that collect or aggregate information about consumers’ online browsing and mobile app usage activity. In the EEA and UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. As regulators, activists, consumer protection organizations and third parties increasingly enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
Certain requirements from our third-party technology and platform providers could also cause us to modify our offerings or strategy due to privacy concerns or negatively affect our financial performance. For example, the recent versions of Apple iOS require apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Additionally, Google has begun blocking third party cookies with the goal of phasing them out in 2024. As a result, we have had to, and may in the future again have to, develop alternative systems and methods to determine our customer's behavior, customize their online experience, and efficiently market to them. If the use of cookies or other tracking technologies are further restricted, regulated or blocked, if changes in technology cause existing tracking technologies to become less reliable or acceptable as a means of tracking consumer behavior, or if our alternative approaches are unreliable, the amount or accuracy of user information we collect could decrease, which could have an adverse affect on our targeted advertising and related activities.
As we accept payment cards as a form of payment, we are also subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), which is a security standard designed to protect payment card data as mandated by payment card industry entities. We rely on vendors to handle PCI-DSS matters and to ensure PCI-DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI-DSS, which could subject us to substantial fines, penalties, restrictions and expulsion from card acceptance programs, and which could adversely affect our business.
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

Some of our software and IT Systems contain open source software, which may pose particular risks to our proprietary applications.
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
In addition, our use of open source software may present greater risks than use of other third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our platform depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our IT Systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our platform. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.
Risks Related to Intellectual Property
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
We have obtained design patents in the United States and corresponding industrial design registrations in other countries on certain aspects of some of our product designs, and we have applications pending for additional design patents and industrial design registrations. In addition, our products are made using our proprietary blends of raw materials, fabrics and fabric treatments, which results in products unique to us; however, we do not own the intellectual property rights for the underlying fabric technology, fabrics treatments or fabrics. Our ability to obtain intellectual property protection for our products is therefore limited. As a result, our current and future competitors may attempt to imitate our products and fabrics and do so at lower prices. If our competitors are successful in doing so, our business, financial condition and results of operations could be adversely affected.
We may incur costs to defend against, face liability for or be vulnerable to intellectual property infringement claims brought against us by others.
Third parties may assert claims against us alleging that we infringe upon, misappropriate, dilute or otherwise violate their intellectual property rights, particularly as we expand our business and the number of products we offer. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Our defense of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign or rebrand our products, license rights from third parties, cease using certain brand names or other intellectual property rights altogether or make substantial payments for royalty or license fees, legal fees, settlement payments or other costs or damages. Any of these events could adversely affect our business, financial condition and results of operations.
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

Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Inflation Reduction Act of 2022 imposes a 1% excise tax on certain publicly traded company stock buybacks. Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% (“Pillar Two”). Pillar Two is under varying states of implementation among such member jurisdictions and the extent to which any such changes will ultimately impact our business is uncertain.
To the extent that changes in tax laws have a negative impact on us, our suppliers, manufacturers or our customers (including as a result of the timing of the implementation of the global minimum tax rate under BEPS), such changes may adversely impact our business, financial condition, results of operations and cash flows. Finally, changes in the scope of our operations, including expansion to new U.S. and non-U.S. jurisdictions, could increase the amount of taxes to which we are subject (including as a result of the implementation of the global minimum tax rate under BEPS) and our effective tax rate.
We could be required to collect additional sales taxes that may increase the costs our customers would have to pay for our products and adversely affect our results of operations.
Following the U.S. Supreme Court’s decision in 2018 in South Dakota v. Wayfair, Inc., a state may impose sales tax collection obligations on certain retailers, including eCommerce companies, that lack any physical presence within such state. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment of laws imposing sales tax collection obligations on out-of-state eCommerce companies, and an increasing number of states have adopted such laws. Although we believe that we currently collect sales taxes in all states that require us to do so, a successful assertion by one or more states requiring us to collect sales taxes where we currently do not collect sales taxes, or to collect additional sales taxes in a state in which we currently collect sales taxes, could result in substantial tax liabilities (including penalties and interest). In addition, the imposition of additional sales tax collection obligations, whether for prior years or prospectively, could create additional administrative burdens for us, put us at a competitive disadvantage if similar obligations are not imposed on our competitors and decrease our future sales, which could have an adverse impact on our business, financial condition and results of operations.
Our ability to use our net operating loss carryforwards may be limited.
As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of approximately $1.2 million and $1.1 million, respectively. Unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have previously experienced ownership changes, and although such prior ownership changes have not materially limited our utilization of affected net operating loss carryforwards, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.
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
•    other geopolitical events, conflicts or factors, including those resulting from war (such as Russia’s invasion of Ukraine and violence in the Middle East), pandemics (such as COVID-19), incidents of terrorism or responses to these events; and
•    the other factors described in this “Risk Factors” section of our Annual Report on Form 10-K.
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
Fluctuations in our quarterly results of operations from time to time have caused, and may again in the future cause, those results to fall below the guidance that we have provided to the public or the expectations of our investors and securities analysts, which has from time to time caused, and may again in the future cause, the trading price of our Class A common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors might change their models for valuing our Class A common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish and other unanticipated issues may arise.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, based on shares outstanding as of December 31, 2023, holders of 8,414,522 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of December 31, 2023.
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
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual-class or multi-class share structures in certain of their indices. In July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices. As a result, the market price of our Class A common stock could be adversely affected.
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
The variables that go into the calculation of our market opportunity are also subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of net revenues for us. Moreover, our success depends in part on the condition of the healthcare workforce. Our market opportunity may be subject to short term fluctuations, depending on changes in that condition, including if the demand for healthcare professionals continues to outpace supply or if the number of employed healthcare workers were to decline. There have been reports of rising fatigue and stress among workers in the healthcare industry, in part as a result of heightened demand on, and for, healthcare workers in the wake of the COVID-19 pandemic, which we believe may be impacting customer purchasing behavior. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
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
Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, including COVID-19; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. Certain of these events may become more frequent or intense due to climate change. Climate change may also contribute to chronic changes in the physical environment, such as changes in ambient temperature and precipitation patterns as well as sea-level rise, which may also have adverse impacts on our operations. In particular, these and other types of catastrophic events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the COVID-19 pandemic negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, have from time to time experienced delays and shutdowns, and could experience delays and shutdowns again in the future.
An increase in the frequency of such events may result in changes to the cost and availability of insurance. In addition, these types of events could negatively impact customer spending in the impacted regions or globally. To the extent any of these events occur, our business, financial condition and results of operations could be adversely affected.
We are subject to periodic disputes, claims and litigation that could result in unexpected expenses and could ultimately be resolved against us.
We have been, are and may in the future become involved in disputes, litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance, securities and other claims related to our business, as well as stockholder derivative suits. See Part I, Item 3. “Legal Proceedings” in this Annual Report on Form 10-K for additional information about our legal proceedings. We have also been subject to stockholder demands seeking access to the Company’s books and records pursuant to Delaware Code Title 8, Section 220. While we intend to vigorously defend against such claims, these or any other dispute, proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular dispute or proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the dispute or proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such dispute or proceeding could negatively impact our brand equity and our reputation.
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
We incur significant costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform

and Customer Protection Act of 2010, the Securities Act and the Exchange Act, as well as the rules of the NYSE. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. For example, the SEC recently adopted new rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, beginning with this Annual Report on Form 10-K, as well as disclose the occurrence of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these or other SEC or NYSE rules or the timing of such costs.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section

404 also requires that we provide a management report on the effectiveness of our internal control over financial reporting, including disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we are no longer an “emerging growth company” as of December 31, 2022, Section 404 also requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting on an annual basis, which started with our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Failure to effectively and efficiently address environmental, sustainability, social and governance matters could adversely impact us.
There has been increasing public focus on a variety of ESG matters affecting public companies. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations.
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

In addition, we expect there will be increasing levels of regulation, disclosure-related and otherwise in the U.S. and abroad, with respect to ESG matters. For example, various policymakers, including the SEC and the State of California, have adopted or are considering adopting rules that would require companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply with, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past, and which may impose increased oversight obligations on our management and board of directors. Simultaneously, there are efforts by some parties to reduce companies’ efforts on certain ESG-related matters, including by some state policymakers. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. These and other changes in stakeholder expectations may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a written information security program, cybersecurity policy, cyber incident response policy and cyber incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall strategic risk management program, and shares common methodologies, reporting channels and governance processes that apply across the strategic risk management program to other legal, compliance, strategic, operational and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services and our broader enterprise information technology (“IT”) environment;
•a cybersecurity team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and respond to cybersecurity incidents as needed;
•cybersecurity awareness training of our employees, cybersecurity incident response team and senior management;
•a cyber incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. See Item 1A. “Risk Factors—Risks Related To Information Technology, Cybersecurity and Data Privacy—System interruptions that impair customer access to our website or other performance failures in our or our third-party vendors’ technology infrastructure could damage our business, reputation and brand and substantially harm our business, financial condition and results of operations.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives regular reports from management, including our Chief Technology Officer (“CTO”) and Director of Information Security. These reports encompass a broad range of topics, such as our cybersecurity risks, the current cybersecurity landscape and the status of ongoing cybersecurity initiatives. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team, including our CTO and Director of Information Security, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for the day-to-day operation and implementation of our overall cybersecurity risk management program and supervises both our internal cybersecurity team and our retained external cybersecurity consultants. Our management team, including our CTO and Director of Information Security, also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
Our CTO’s background includes 13 years of experience leading technology at several eCommerce companies and our Director of Information Security has 15 years of experience in the field of cybersecurity, including extensive experience as head of information security at public and private companies. Their combined in-depth knowledge and experience are instrumental in developing and executing our cybersecurity risk management program.

Item 2. Properties.
We are headquartered in Santa Monica, California, where we lease office space under lease and sublease agreements that expire in 2030 and 2026, respectively. We designed, built and use this location for product innovation and design, content creation, technology, customer experience and for general office use. We also maintain dedicated photo studio space at this location.
We operate an embroidery workshop within our dedicated warehouse space at a third-party logistics provider’s location in City of Industry, California, which we lease pursuant to a services agreement. As part of our fulfillment enhancement project, we intend to transition all fulfillment and embroidery operations from our City of Industry location to a new fulfillment center, where we expect to commence distribution operations by Q3 2024. The new facility is leased by us under a lease agreement that expires in 2030 and will be operated by a third-party logistics provider. We also maintain warehouse space with other third-party logistics providers pursuant to service agreements or leases.
We currently operate one retail store in Los Angeles, California, which is leased by us under a lease agreement that expires in 2028. We also lease space in Philadelphia, Pennsylvania, which we intend to use for a future retail store.
We believe that these facilities are sufficient to meet our current and anticipated future needs and that suitable additional space will be available as needed to accommodate expansion of our operations.
Item 3. Legal Proceedings.

On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint.

On June 2, 2023, a putative stockholder, Paige McMurtrie, filed a derivative lawsuit against us and certain of our current and former executive officers, directors and stockholders in the United States District Court for the Central District of California. The derivative complaint alleged factual allegations largely tracking allegations made in the Class Action Securities Litigation and sought, among other things, damages and restitution to be paid to the Company by the individual defendants, governance changes and attorney’s fees and costs. On June 8, 2023, the plaintiff voluntarily dismissed that action brought in the Central District of California and re-filed it in the United States District Court for the District of Delaware (the “McMurtrie Action”). On July 11, 2023, another putative stockholder, Andrew Wubben, filed a derivative lawsuit asserting claims and factual allegations that were materially equivalent to the McMurtrie Action (the “Wubben Action”). On July 31, 2023, the parties to the McMurtrie Action and Wubben Action filed a stipulation to consolidate those actions and any future actions that may be filed based on the same claims and factual allegations (collectively, the “Consolidated Federal Court Derivative Action”). On September 25, 2023, the parties to the Consolidated Federal Court Derivative Action filed a stipulation voluntarily staying the Consolidated Federal Court Derivative Action until (1) the dismissal of the Class Action Securities Litigation, with prejudice, and exhaustion of all related appeals; or (2) the denial of any motion to dismiss the Class Action Securities Litigation in whole or in part; or (3) any of the parties to the Consolidated Federal Court Derivative Action provides 30-day notice that they no longer consent to the voluntary stay of the Consolidated Federal Court Derivative Action. On September 20, 2023, another putative stockholder, Osayi Lawani, filed a derivative lawsuit in the Central District of California asserting claims and factual allegations that were materially equivalent to the Consolidated Federal Court Derivative Action (the “Lawani Action”). The Lawani Action was then dismissed, re-filed in the United States District Court for the District of Delaware, and consolidated it into the Consolidated Federal Court Derivative Action.

On January 5, 2024, a putative stockholder, Lloyd Kimmen, filed a derivative lawsuit against us and certain of our current and former executive officers, directors, and stockholders in the Delaware Court of Chancery (the “Kimmen Action”). On January 12, 2024, another putative stockholder, Cameron Carter, filed a derivative lawsuit that is materially equivalent to the Kimmen Action (the “Carter Action”). The Kimmen Action and the Carter Action allege factual allegations largely tracking allegations made in the Class Action Securities Litigation and the Consolidated Federal Court Derivative Action, except that the Kimmen Action and the Carter Action reference non-public documents that the Company previously produced to each of those shareholders pursuant to books and records requests made under Delaware General Corporation Law section 220. On February 6, 2024, the parties to the Kimmen Action and Carter Action filed a stipulation to consolidate those actions and any future actions that may be filed based on the same claims and factual allegations (collectively, the “Consolidated Delaware Court Derivative Action”) and to voluntarily stay the Consolidated Delaware Court Derivative Action on terms similar to the stay entered in the Consolidated Federal Court Derivative Action.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock is listed and traded on the New York Stock Exchange under the symbol “FIGS.”
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of February 16, 2024, there were 13 registered holders of our Class A common stock and 7 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through our DTC digital platform, consisting of our website, mobile app and TEAMS business. We also recently launched our first physical retail store, which we call a Community Hub, and which represents a first-of-its-kind retail experience for healthcare professionals. Our offerings include scrubwear and non-scrubwear, such as outerwear, underscrubs, footwear, compression socks, lab coats, loungewear and other apparel. We primarily design all of our products in-house, leverage third-party suppliers and manufacturers to produce our product components and finished products, and generally utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively coordinate and supervise every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a dynamic merchandising model—due to the largely non-discretionary, replenishment-driven nature of scrubwear, we maintain lessened inventory risk driven by a relatively high volume of repeat purchases and a focus on our core scrubs offerings.
At December 31, 2023, we had approximately 2.6 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the year ended December 31, 2023, we had the following results compared to the comparable periods in 2022:
◦Expanded our community of active customers by 13.0% from approximately 2.3 million at December 31, 2022 to approximately 2.6 million at December 31, 2023;
◦Net revenues increased from $505.8 million to $545.6 million in the year ended December 31, 2023 representing 7.9% year-over-year growth;
◦Gross margin decreased 1.0 percentage point from 70.1% to 69.1% in the year ended December 31, 2023;
◦Net income increased from $21.2 million to $22.6 million in the year ended December 31, 2023;
◦Net income margin decreased from 4.2% to 4.1% in the year ended December 31, 2023;
◦Adjusted EBITDA decreased from $87.3 million to $86.0 million in the year ended December 31, 2023, representing an Adjusted EBITDA Margin of 15.8%;

◦Cash flows from operating activities increased from $(35.3) million to $100.9 million in the year ended December 31, 2023; and
◦Free cash flow increased from $(40.7) million to $84.6 million in the year ended December 31, 2023.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP.
Recent Developments

During the quarter and year ended December 31, 2023, we continued to execute on our previously announced fulfillment enhancement project. As part of the project, we intend to transition all fulfillment operations from our current City of Industry facility to a new facility we have leased. In connection with the project and transition, during the year ended December 31, 2023, we incurred $1.2 million in transitory operational expenditures related to implementation costs, nearly all of which was incurred in Q4 2023, and $12.2 million in capital expenditures, $8.8 million of which was incurred in Q4 2023. During the fiscal year ending December 31, 2024, we expect to incur transitory operational expenditures of approximately $14 million and an additional $13 million to $14 million in capital expenditures in connection with the project and transition. We believe the investments we are making in our fulfillment capabilities will enable us to more optimally serve our customers, drive efficiency and support us as we increase scale over the long term.
Supply Chain
In the quarter ended December 31, 2023, we continued to evolve our sourcing capabilities to strengthen our supply chain, which includes diversifying certain manufacturing operations geographically and strategically refining our manufacturing base into fewer high-quality partners. In so doing, we recently reallocated a material amount of manufacturing geographically, including to Jordan. Following the recent outbreak of conflict and violence in the Middle East, there has been an increase in attacks on commercial vessels transiting the Red Sea, causing disruptions in an important route for global trade, which our manufacturing partners, including those based in Jordan, utilize. Such attacks have also affected global ocean freight traffic generally, caused shipping delays and increased freight costs.

As a result, during and since the quarter ended December 31, 2023, we have experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as rising ocean freight rates. Although we have not yet experienced a material disruption to our supply chain and have sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes, alternative ports and using air freight from time to time, we expect that if there are continued or increased hostilities in the Middle East, there could be continued increases in shipping times and ocean and air freight rates, as well as impacts to our supply chain, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business—Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations” and “— Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.”
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2023.
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
Customer Retention and Engagement
Our continued success depends in part on our ability to retain, and drive repeat purchases from, our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. As of December 31, 2023, we had approximately 2.6 million active customers, up from approximately 2.3 million active customers as of December 31, 2022. Over the last five years, we have consistently achieved robust net revenues from repeat customers while also maintaining a healthy level of new customer acquisitions. One or more repeat purchase in the same year by these newly acquired customers supplements the embedded growth from prior-year cohorts’ customers who continue to purchase from us.
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
Inventory Management
We leverage our technology to buy and manage our inventory, including product assortment and fulfillment center optimization. We generally make shallow initial inventory buys and then use data-driven repurchasing decisions to test new products, which allows us to manage inventory risk. To ensure sufficient availability of merchandise, we generally purchase inventory in advance and, because the vast majority of our production utilizes our main scrubwear fabric technology FIONx, and a substantial amount of our revenue is generated by our core scrubwear styles in core colors, which are in demand year-round, we can hold greater inventory without significant risk of obsolescence or exposure to seasonality.
Nevertheless, we are still vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. For example, we previously experienced elevated inventory on hand, as a result of improvements in ocean transit times, following our decision to increase weeks of supply during periods of ocean transit time volatility, and softer sales trends due to adverse macroeconomic factors. We were successful in our efforts to address previous periods of excess inventory, but future inefficiencies in the timing of merchandise purchases and efforts to right-size inventory could have an adverse impact on our operating results.
In addition, our inventory investments will fluctuate with the needs of our business. For instance, entering new locations and expanding to new categories require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, as well as gross margin.
Macroeconomic Environment
Our business and results of operations are subject to domestic and global economic conditions and their impact on consumer confidence. For example, we have seen year-over- year sales growth impacted by moderation of frequency trends, which we believe were due in part to adverse macroeconomic factors such as sustained inflationary pressures on consumer spending and we expect to continue to see the impact of inflation on our customers’ purchasing activity in the near term. Our customers are also affected by other macroeconomic pressures, such as high interest rates, wages, levels of employment, inflation, fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, financial market fluctuations and consumer confidence in future economic conditions. We are also subject to macroeconomic pressures, such as inflation, which can impact the price of raw materials, labor, freight, and other costs of doing business. While we believe our largely non-discretionary, replenishment-driven business model is resilient in challenging macroeconomic environments, adverse macroeconomic pressures have affected our results of operations and we expect them to continue to do so in the near term.
Components of Our Results of Operations
Net Revenues
Net revenues consist of sales of healthcare apparel, footwear and other products primarily through our digital platform. We recognize product sales at the time control is transferred to the customer, which is when the product is shipped to the customer. Net revenues represent the sale of these items and shipping revenue, net of estimated returns and discounts. Net revenues are primarily driven by the number of active customers, the frequency with which customers purchase and the average order value (“AOV”). See the section titled “—Key Operating Metrics and Non-GAAP Financial Measures” for a definition of average order value.
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
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Year ended December 31,		Year ended December 31,
	2023	2022	2023	2022
	(in thousands)		(as a percentage of net revenues)
Net revenues	$545,646	$505,835	100.0%	100.0%
Cost of goods sold	168,683	151,375	30.9	29.9
Gross profit	376,963	354,460	69.1	70.1
Operating expenses
Selling	125,149	118,449	22.9	23.4
Marketing	77,094	77,692	14.1	15.4
General and administrative(1)	140,675	120,653	25.8	23.9
Total operating expenses	342,918	316,794	62.8	62.6
Net income from operations	34,045	37,666	6.2	7.4
Other income, net	6,762	1,061	1.2	0.2
Net income before provision for income taxes	40,807	38,727	7.5	7.7
Provision for income taxes	18,170	17,541	3.3	3.5
Net income	$22,637	$21,186	4.1%	4.2%
(1)Includes stock-based compensation expense of $45.8 million and $37.5 million for the years ended December 31, 2023 and 2022, respectively.

Net Revenues

	Year ended December 31,		Change
	2023	2022	%
	(in thousands)
Net revenues	$545,646	$505,835	7.9%
Net revenues increased by $39.8 million, or 7.9%, for the year ended December 31, 2023, compared to the prior year. The increase in net revenues was primarily driven by an increase in orders from existing and new customers and, to a lesser extent, an increase in AOV.
Cost of Goods Sold

	Year ended December 31,		Change
	2023	2022
	(in thousands, except margin)
Cost of goods sold	$168,683	$151,375	11.4%
Gross profit	376,963	354,460	6.3%
Gross margin	69.1%	70.1%	(100) bps
Cost of goods sold increased by $17.3 million, or 11.4%, for the year ended December 31, 2023, compared to the prior year. This increase was primarily due to a higher total number of orders in 2023 as compared to 2022.
Gross profit increased by $22.5 million, or 6.3%, for the year ended December 31, 2023, compared to the prior year, primarily due to an increase in the total number of orders.
Gross margin decreased 1.0 percentage point for the year ended December 31, 2023, compared to the prior year. The decrease in gross margin was primarily related to product mix shift and, to a lesser extent, higher duties and a higher mix of promotional sales, partially offset by lower air freight utilization and ocean freight rates.
Operating Expenses

	Year ended December 31,		Change
	2023	2022	%
	(in thousands)
Operating expenses:
Selling	$125,149	$118,449	5.7%
Marketing	77,094	77,692	(0.8)%
General and administrative	140,675	120,653	16.6%
Total operating expenses	342,918	316,794	8.2%
Operating expenses increased by $26.1 million, or 8.2%, for the year ended December 31, 2023, compared to the prior year and, as a percentage of net revenues, increased by 0.2 percentage points, primarily driven by an increase in general and administrative expenses, offset by lower marketing and selling expenses.
Selling expense increased by $6.7 million, or 5.7%, for the year ended December 31, 2023, compared to the prior year and, as a percentage of net revenues, decreased by 0.5 percentage points. The decrease in selling expense as a percentage of net revenues was primarily driven by leverage within shipping expense due to higher AOV, partially offset by a higher mix of promotional sales.

Marketing expense decreased by $0.6 million, or 0.8%, for the year ended December 31, 2023, compared to the prior year and, as a percentage of net revenues, decreased by 1.3 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to reduced brand marketing spend.
General and administrative expense increased by $20.0 million, or 16.6%, for the year ended December 31, 2023, compared to the prior year and, as a percentage of net revenues, increased by 1.9 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily driven by higher investment in people, including salaries, bonus, payroll tax, and stock-based compensation expense and, to a lesser extent, an update to our accrual methodology for charitable donations in the prior year. This increase was partially offset by reduced legal and insurance expenses.
Other Income, Net

	Year ended December 31,		Change
	2023	2022	%
	(in thousands)
Other income, net	$6,762	$1,061	537.3%
Other income, net increased for the year ended December 31, 2023, compared to the prior year, primarily due to an increase in interest income driven by higher interest rates.
Provision for Income Taxes

	Year ended December 31,		Change
	2023	2022	%
	(in thousands)
Provision for income taxes	$18,170	$17,541	3.6%
Provision for income taxes increased by $0.6 million, or 3.6%, for the year ended December 31, 2023, compared to the prior year, primarily due to an increase in pretax income.
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
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of December 31, 2023 and 2022, respectively, are presented in the following table:

	As of December 31,
	2023	2022
	(in thousands)
Active customers	2,593	2,294

We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers. Net revenues per active customer as of December 31, 2023 and 2022, respectively, are presented in the following table:

	As of December 31,
	2023	2022
Net revenues per active customer	$210	$221
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories and price points as well as expand internationally, AOV may fluctuate. AOV for the years ended December 31, 2023 and 2022, respectively, are presented in the following table:

	Year ended December 31,
	2023	2022
Average order value	$115	$112
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

The following table reflects a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA Margin with net income margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Year ended December 31,
	2023	2022
	(in thousands, except margin)
Net income	$22,637	$21,186
Add (deduct):
Other income, net	(6,762)	(1,061)
Provision for income taxes	18,170	17,541
Depreciation and amortization expense(1)	2,942	1,924
Stock-based compensation and related expense(2)	47,757	37,533
Expenses related to non-ordinary course disputes(3)	1,256	10,128
Adjusted EBITDA	$86,000	$87,251

Net Revenues	$545,646	$505,835
Net income margin(4)	4.1%	4.2%
Adjusted EBITDA Margin	15.8%	17.2%
(1)Excludes amortization of debt issuance costs included in “Other income, net.”
(2)Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3)Exclusively represents attorney’s fees, costs and expenses incurred by the Company in connection with the Company’s now-concluded litigation against Strategic Partners, Inc.
(4)Net income margin represents net income as a percentage of net revenues.
Free Cash Flow
We calculate free cash flow as net cash (used in) provided by operating activities reduced by capital expenditures, including purchases of property and equipment and capitalized software development costs. We believe free cash flow is a useful supplemental measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of free cash flow as an analytical tool, including that other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure, and free cash flow does not reflect our future contractual commitments, nor does it represent the total residual cash flow for a given period.
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP.

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$100,915	$(35,329)
Less: capital expenditures	(16,348)	(5,348)
Free cash flow	$84,567	$(40,677)
Liquidity and Capital Resources
As of December 31, 2023 and 2022, we had $144.2 million and $159.8 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.

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
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of December 31, 2023, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2023	2022
	(in thousands)
Cash flows from operating activities	$100,915	$(35,329)
Cash flows from investing activities	(117,187)	(5,848)
Cash flows from financing activities	670	3,522
Net change in cash, cash equivalents, and restricted cash	$(15,602)	$(37,655)
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities increased by $136.2 million for the year ended December 31, 2023, compared to the same period last year. The increase in operating cash flows was due to a net change in operating assets and liabilities of $133.2 million primarily driven by lower inventory purchases of $150.8 million, the timing of payments against accrued compensation and benefits of $7.0 million, and the timing of income tax payments of $6.5 million. These improvements were partially offset by the timing of payments against accrued expenses of $20.1 million and the timing of payments against accounts payable of $12.5 million.
Investing Activities
Cash flows from investing activities consists of capital expenditures and purchases of investments.

Cash flows from investing activities were $(117.2) million for the year ended December 31, 2023. Cash flows from investing activities decreased by $111.3 million as compared to the same period last year. The decrease in investing cash flows was primarily due to purchases of available-for-sale securities of $150.1 million, with no comparable activity in the prior year, and an increase in capital expenditures of $11.0 million, primarily attributable to our fulfillment enhancement project. These decreases were offset by maturities of available-for-sale securities of $49.3 million, with no comparable activity in the prior year.
Capital expenditures during the year ended December 31, 2023 were primarily related to capitalized projects in progress, including our fulfillment enhancement project, capitalized software development costs, purchases of computer equipment, and leasehold improvements.
Capital expenditures during the year ended December 31, 2022 were primarily related to capitalized software development costs, purchases of machinery and equipment, and purchases of computer equipment.
Financing Activities
Cash flows from financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities of $0.7 million for the year ended December 31, 2023, were primarily attributable to proceeds from stock option exercises and employee stock purchases of $0.9 million, offset by tax payments related to net share settlements on restricted stock units of $0.2 million.
Cash flows from financing activities of $3.5 million for the year ended December 31, 2022, were primarily attributable to proceeds from stock option exercises.
Contractual Obligations and Commitments
Our most significant contractual obligations relate to purchase commitments on inventory and operating lease obligations on our facilities. See Note 9 to our audited financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our contractual obligations and commitments.
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
Stock-Based Compensation
We have granted stock-based awards consisting primarily of stock options and restricted stock units (“RSUs”) to employees, non-employee directors, and consultants. We measure and recognize stock-based compensation expense for all stock option awards granted to employees and non-employees based on their estimated fair values as of the grant date using the Black-Scholes option-pricing model. Our use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of various assumptions. The following range of assumptions was used to estimate the fair value of options granted during the year ended December 31, 2023:

Risk free interest rate	3.39 - 4.65%
Expected volatility	40 - 41%
Expected dividend yield	0%
Expected term (in years)	6.2 - 6.25
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

Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. A hypothetical 10% change in our inventory reserves estimate as of December 31, 2023 would not result in a material impact on our financial statements.
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
Significant judgment is required in determining our uncertain tax positions. We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our tax liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the largest amount of benefit that is more than 50% likely of being realized. We believe our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. A hypothetical 10% change in our recorded tax liabilities as of December 31, 2023 would not result in a material impact on our financial statements. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.
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
Interest Rate Risk
At December 31, 2023, we had cash and cash equivalents of $144.2 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our financial statements.

The 2021 Facility provides us with available borrowings in an amount up to $100.0 million. Because the 2021 Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates if we have a meaningful outstanding balance. At December 31, 2023, there were no outstanding borrowings under the 2021 Facility.
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
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. For example, during the year ended December 31, 2022, our gross margin was impacted by higher freight costs compared to the same periods in 2021, which we believe was as a result of inflation due, in part, to global supply chain disruptions. We continue to monitor the impact of inflation on raw materials, freight, labor, rent and other costs in order to minimize its effects. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if we are unable, or choose not to, increase the selling prices of our products in proportion with these increased costs.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FIGS, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Auditing of Internal Controls Over Financial Reporting Over Revenue
Description of the Matter
As described in Note 2 to the financial statements, the Company recognized net revenues of $545.6 million for the year ended December 31, 2023. The Company recognizes revenue at a point in time when it satisfies a performance obligation and transfers control of the products to the respective customers, which occurs when the goods are transferred to a common carrier.

The Company’s revenue recognition process utilizes multiple third-party service providers which provide hosting, software and revenue transaction processing services. While revenue consists of a high volume of individually low monetary value transactions, the initiation, processing and recording of transactions relies upon the information provided by the third parties. This process is dependent on the effective design and operation of multiple systems, processes, data sources and controls which required significant audit effort and auditor judgment in evaluating the sufficiency of audit evidence over the Company’s internal controls over revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for revenue, which included identifying and testing the Company’s internal controls over the data utilized. We identified and tested the relevant systems used for the determination of initiation, processing, and recording of revenue. We identified and tested management’s controls over the data used to recognized revenue. We also tested management’s controls over the movement of data between the systems used for the recording of revenue transactions in the general ledger. Also, we evaluated the service auditors’ reports on which the Company relies.

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

The Company’s process for tracking changes in inventory quantities utilizes multiple third-party service providers which provide inventory management systems and hosting, inventory storage, receiving, shipping and periodic physical inventory counting. The processing and recording of changes in inventory quantities by the Company relies upon the information provided by the third parties. This process is dependent on the effective design and operation of multiple systems, processes, data sources and controls which required significant audit effort and auditor judgment in evaluating the sufficiency of audit evidence over the Company’s internal controls over changes in inventory quantities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for changes in inventory quantities, which included identifying and testing the Company’s internal controls over the data utilized. We identified and tested the relevant systems used for the determination of initiation, processing, and recording of changes in inventory quantities. We identified and tested management’s controls over the data used to record changes in inventory quantities. We also tested management’s controls over the movement of data between the systems used for the recording of changes in inventory quantities. Also, we evaluated the service auditors’ reports on which the Company relies.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited FIGS, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FIGS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2023 and 2022, the related statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2024

FIGS, INC.
BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$144,173	$159,775
Short-term investments	102,522	—
Accounts receivable	7,469	6,866
Inventory, net	119,040	177,976
Prepaid expenses and other current assets	12,455	11,883
Total current assets	385,659	356,500
Non-current assets
Property and equipment, net	24,864	11,024
Operating lease right-of-use assets	43,059	15,312
Deferred tax assets	18,291	10,971
Other assets	1,336	1,257
Total non-current assets	87,550	38,564
Total assets	$473,209	$395,064
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,749	$20,906
Operating lease liabilities	8,230	3,408
Accrued expenses	7,906	26,164
Accrued compensation and benefits	7,312	3,415
Sales tax payable	3,149	3,374
Gift card liability	8,240	7,882
Deferred revenue	2,160	2,786
Returns reserve	2,989	3,458
Income tax payable	2,557	—
Total current liabilities	57,292	71,393
Non-current liabilities
Operating lease liabilities, non-current	38,884	15,756
Other non-current liabilities	183	176
Total liabilities	96,359	87,325
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 161,457,403 and 159,351,307 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	16	16
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 8,283,641 and 7,210,795 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of December 31, 2023 and December 31, 2022; zero shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	315,075	268,606
Accumulated other comprehensive income	5	—
Retained earnings	61,754	39,117
Total stockholders’ equity	376,850	307,739
Total liabilities and stockholders’ equity	$473,209	$395,064
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Net revenues	$545,646	$505,835	$419,591
Cost of goods sold	168,683	151,375	118,370
Gross profit	376,963	354,460	301,221
Operating expenses
Selling	125,149	118,449	81,923
Marketing	77,094	77,692	58,713
General and administrative	140,675	120,653	149,602
Total operating expenses	342,918	316,794	290,238
Net income from operations	34,045	37,666	10,983
Other income (loss), net
Interest income (expense)	6,775	1,708	(239)
Other expense	(13)	(647)	(885)
Total other income (loss), net	6,762	1,061	(1,124)
Net income before provision for income taxes	40,807	38,727	9,859
Provision for income taxes	18,170	17,541	19,415
Net income (loss)	$22,637	$21,186	$(9,556)
Earnings (loss) attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$0.13	$0.13	$(0.06)
Diluted earnings (loss) per share	$0.12	$0.11	$(0.06)
Weighted-average shares outstanding—basic	168,065,721	165,268,185	159,177,713
Weighted-average shares outstanding—diluted	182,412,965	187,547,474	159,177,713
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$22,637	$21,186	$(9,556)
Other comprehensive income, net of tax
Unrealized gain on short-term investments, net of tax	5	—	—
Total other comprehensive income, net of tax	5	—	—
Total comprehensive income (loss)	$22,642	$21,186	$(9,556)
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	154,444,851	$15	—	$—	—	$—	$70,175	$27,487	$—	$97,677
Issuance of Class A Common Stock upon exchange of Common Stock	(142,851,852)	(14)	142,851,852	14	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Common Stock	(12,148,029)	(1)	—	—	12,148,029	1	—	—	—	—
Issuance of Class A Common Stock upon initial public offering, net of offering costs and related tax impacts	—	—	4,636,364	1	—	—	95,100	—	—	95,101
Issuance of Class A Common Stock upon vesting of Restricted Stock, net of tax withholdings	—	—	1,880,548	—	—	—	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	1,468,324	—	(1,468,324)	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,478,482)	—	1,478,482	—	—	—	—	—
Restricted Stock surrendered for employees’ tax liability	—	—	—	—	—	—	(21,556)	—	—	(21,556)
Capital contribution	—	—	—	—	—	—	1,301	—	—	1,301
Stock-based compensation	—	—	—	—	—	—	81,139	—	—	81,139
Stock option exercises	555,030	—	2,739,651	—	—	—	907	—	—	907
Tax benefit of deductible IPO transaction costs	—	—	—	—	—	—	560	—	—	560
Net loss	—	—	—	—	—	—	—	(9,556)	—	(9,556)
December 31, 2021	—	$—	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$—	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	1,777,374	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,352,608)	—	1,352,608	—	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	—	—	6,300,000	1	(6,300,000)	(1)	—	—	—	—
Capital contribution	—	—	—	—	—	—	479	—	—	479
Stock-based compensation	—	—	—	—	—	—	37,458	—	—	37,458
Stock option exercises and employee stock purchases	—	—	528,284	—	—	—	3,043	—	—	3,043
Net income	—	—	—	—	—	—	—	21,186	—	21,186
December 31, 2022	—	$—	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$—	$307,739
Issuance of Class A Common Stock upon vesting of Restricted Stock	—	—	2,371,621	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	—	—	(1,072,846)	—	1,072,846	—	—	—	—	—
Restricted Stock surrendered for employees’ tax liability	—	—	—	—	—	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	—	—	45,799	—	—	45,799
Stock option exercises and employee stock purchases	—	—	807,321	—	—	—	916	—	—	916
Net income	—	—	—	—	—	—	—	22,637	—	22,637
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	5	5
December 31, 2023	—	$—	161,457,403	$16	8,283,641	$—	$315,075	$61,754	$5	$376,850
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$22,637	$21,186	$(9,556)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	2,942	1,924	1,424
Deferred income taxes	(7,320)	(732)	(3,732)
Non-cash operating lease cost	2,863	2,381	—
Stock-based compensation	45,799	37,458	81,139
Accretion of discount on available-for-sale securities	(1,678)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(603)	(4,425)	3,339
Inventory	58,936	(91,908)	(36,333)
Prepaid expenses and other current assets	(572)	(4,483)	(735)
Other assets	(79)	(197)	127
Accounts payable	(6,192)	6,315	2,855
Accrued expenses	(18,657)	1,487	17,983
Accrued compensation and benefits	3,897	(3,049)	2,250
Sales tax payable	(225)	(354)	652
Gift card liability	358	2,292	2,571
Deferred revenue	(626)	2,190	(1,185)
Returns reserve	(469)	697	1,084
Income tax payable	2,557	(3,973)	4,428
Deferred rent and lease incentive	—	—	(117)
Operating lease liabilities	(2,660)	(2,071)	—
Other non-current liabilities	7	(67)	243
Net cash (used in) provided by operating activities	100,915	(35,329)	66,437
Cash flows from investing activities:
Purchases of property and equipment	(16,348)	(5,348)	(2,712)
Purchases of available-for-sale securities	(150,139)	—	—
Maturities of available-for-sale securities	49,300	—	—
Purchases of held-to-maturity securities	—	(500)	—
Net cash used in investing activities	(117,187)	(5,848)	(2,712)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts	—	—	95,881
Payments of initial public offering issuance costs, net of reimbursements	—	—	(780)
Payment of debt issuance and financing costs	—	—	(181)
Proceeds from capital contributions	—	479	1,301
Proceeds from stock option exercises and employee stock purchases	916	3,043	907
Tax payments related to net share settlements on restricted stock units	(246)	—	(21,556)
Net cash provided by financing activities	670	3,522	75,572
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,602)	(37,655)	139,297
Cash, cash equivalents, and restricted cash, beginning of period	$159,775	$197,430	$58,133
Cash, cash equivalents, and restricted cash, end of period	$144,173	$159,775	$197,430
Supplemental disclosures:
Cash paid for income taxes, net of refunds received	$21,100	$11,903	$15,004
Property and equipment included in accounts payable and accrued expenses	$453	$19	$32
Deferred offering costs recorded in stockholders’ equity upon initial public offering, net of related tax impacts	$—	$—	$220
The accompanying notes are an integral part of these financial statements.

FIGS, INC.
NOTES TO FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
FIGS, Inc. (the “Company”), a Delaware corporation, was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells scrubwear and non-scrubwear, such as outerwear, underscrubs, footwear, compression socks, lab coats, loungewear and other apparel. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.
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
Short-term Investments
The Company holds short-term investments in U.S. government debt securities and corporate debt securities. The Company’s short-term investments mature within 12-months or less and are classified as current assets on the Company’s balance sheets and have been classified and accounted for as available-for-sale securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates their classification at each balance sheet date.
The Company’s available-for-sale investments in debt securities are carried at fair value with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other expense on the Company’s statements of operations. The Company did not record any credit losses on its available-for-sale debt securities in any of the periods presented. The Company determines gains or losses on the sale or maturities of short-term investments using the specific identification method and gains or losses are recorded in other expense on the Company’s statements of operations.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and short-term investments.
The Company’s cash and cash equivalents and short-term investments are held with creditworthy financial institutions. Although the Company’s deposits held with banks may exceed the amount of federal insurance provided on such deposits, the Company has not experienced any losses in such accounts.
The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents and short-term investments for the amounts reflected on the balance sheets.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable consists of trade accounts receivables relating primarily to the credit card receivables arising from the sale of products to customers through the Company’s digital platforms. Trade accounts receivable is reported net of an allowance for doubtful accounts, which was zero as of December 31, 2023 and 2022. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of December 31, 2023 and 2022.
Property and Equipment, Net
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the assets, which range from three years to ten years.

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
Impairment of Long-Lived Assets
The Company tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or group of assets to the future undiscounted cash flows expected to be generated by the asset or asset group. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. No such impairments were recognized for the years ended December 31, 2023, 2022, and 2021.
Leases
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the balance sheets was $3.0 million and $3.5 million as of December 31, 2023 and 2022, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.7 million during the year ended December 31, 2023 related to the deferred revenue balance that existed at December 31, 2022. The Company recognized revenues of $2.9 million during the year ended December 31, 2023 related to redemptions from the gift card liability balance that existed at December 31, 2022. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company recognized revenues of $2.4 million related to gift card breakage during the year ended December 31, 2023. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
By geography:
United States	$483,454	$462,126	$390,514
Rest of the world	62,192	43,709	29,077
	$545,646	$505,835	$419,591
By product:
Scrubwear	$439,987	$415,937	$363,050
Non-Scrubwear	105,659	89,898	56,541
	$545,646	$505,835	$419,591
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

Expected term—the expected term of the Company’s stock options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options, which calculates the expected term as the average of the time-to-vesting and the contractual life of options, as the Company does not have enough historical data to estimate the expected term.
Fair value of common stock—the fair value of the Company’s common stock is the closing stock price of the Company’s Class A common stock as reported on the New York Stock Exchange.
The Company measures the fair value of restricted stock units (“RSUs”) granted to employees and non-employees based on the fair value of its Class A common stock on the grant date. The Company’s RSU grants vest upon the satisfaction of either a service condition or both a service condition and a performance condition. The service condition is generally satisfied ratably over four years. The performance condition related to the Company’s outstanding performance-based awards was satisfied in connection with the Company's initial public offering (“IPO”).
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
The Company classifies stock-based compensation expense in its statements of income and comprehensive income in the same manner in which the award recipient’s cash compensation costs are classified. For the years ended December 31, 2023, 2022, and 2021 the Company recorded stock-based compensation expense of $45.8 million, $37.5 million, and $81.1 million, respectively, which are all recorded in general and administrative expense on the statements of operations.
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss), other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders, as well as unrealized gains and losses, net of taxes, related to the Company's available-for-sale investments in debt securities.
Earnings (loss) per Share
The Company computes earnings (loss) per share using the two-class method required for multiple classes of common stock and participating securities. Basic earnings (loss) per share (“Basic EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share (“Diluted EPS”) is calculated by dividing net income (loss) by the weighted-average number of common and common equivalent shares outstanding during the year. Common equivalent shares are calculated using the treasury stock method and are excluded from the computation of diluted earnings per share in periods for which they have an anti-dilutive effect.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company’s cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$117,328	$—	$—	$117,328
U.S. government securities	64,630	12	—	64,642
Level 2:
Corporate paper	37,888	—	(7)	37,881
Total	$219,846	$12	$(7)	$219,851

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$102,908	$—	$—	$102,908
Total	$102,908	$—	$—	$102,908
There have been no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	December 31,
	2023	2022
Trade	$6,549	$6,288
Other	920	578
	$7,469	$6,866
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Inventory deposits	$3,012	$2,086
Prepaid expenses	8,173	6,588
Prepaid taxes	—	2,186
Other	1,270	1,023
	$12,455	$11,883
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Furniture and fixtures	$1,441	$1,189
Office equipment	1,031	937
Machinery and equipment	2,753	2,853
Computer equipment	2,056	1,486
Software and website design	8,061	6,209
Leasehold improvements	3,696	3,126
Capital projects in progress	13,555	11
Total property and equipment	32,593	15,811
Less: accumulated depreciation and amortization	(7,729)	(4,787)
Property and equipment, net	$24,864	$11,024

Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 on property and equipment was $2.9 million, $1.9 million, and $1.4 million, respectively.
7. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued inventory	$2,126	$8,906
Accrued shipping	565	2,149
Accrued selling expenses	2,601	10,648
Accrued legal expenses	24	395
Accrued marketing expenses	466	1,747
Other accrued expenses	2,124	2,319
	$7,906	$26,164
8. FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of December 31, 2023, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of December 31, 2023, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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
9. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.6 million within sales tax payable on the Company’s balance sheets as of December 31, 2023 and 2022 as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of December 31, 2023 were approximately $67.2 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying financial statements.

A putative securities class action and related derivative suits against the Company and certain of its executive officers and directors are currently pending.
The Company intends to vigorously defend against such claims. The Company has determined that any potential loss is neither probable nor reasonably estimable and an accrual has not been recorded.
10.    LEASES
The Company has operating lease agreements for its office space, retail stores, and fulfillment center. The Company’s lease agreements have initial terms that expire between 2028 and 2030. Certain of the Company’s lease agreements include rent abatement periods, escalating rent payment provisions, and provide for an option to extend or terminate the lease.
The Company has a sublease agreement classified as an operating lease for additional office space with an initial term expiring in 2026. The sublease includes an option to extend the agreement, at the Company’s discretion, if the sublandlord declines to terminate its master lease. The sublease includes a rent abatement period and escalating rent payment provisions.
The operating lease and sublease agreements included in the measurement of lease liabilities do not reflect options to extend or terminate, as the Company does not consider the exercise of these options to be reasonably certain. The Company’s lease and sublease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2023, 2022, and 2021 were $4.2 million, $2.8 million, and $1.8 million, respectively. Short-term lease expense for the years ended December 31, 2023 and 2022 was $9.2 million and $3.7 million, respectively.
Cash payments included in the measurement of operating lease liabilities were $4.0 million for the year ended December 31, 2023. Right of use assets obtained in exchange for operating lease liabilities were $31.0 million for the year ended December 31, 2023.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at December 31, 2023 were as follows:

Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	6.2%

Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at December 31, 2023, were as follows (in thousands):

Year ended December 31,
2024	$8,494
2025	9,206
2026	8,047
2027	8,220
2028	8,473
Thereafter	15,182
Total lease payments	$57,622
Less: Imputed interest	10,508
Total lease liabilities	$47,114
As of December 31, 2023, the Company had obligations under a lease agreement with an expected commencement date in the first half of 2024 and a term of 5 years. The Company expects to classify this lease as an operating lease and expects to recognize lease obligations of $10.9 million over the term of the lease.
11. INCOME TAXES
The components of the Company’s provision for income taxes were as follows (in thousands):

	December 31,
	2023	2022	2021
Current
Federal	$20,008	$16,731	$17,790
State	5,482	1,542	5,357
Total current provision	25,490	18,272	23,147
Deferred
Federal	(5,954)	(2,039)	(3,014)
State	(1,366)	1,307	(718)
Total deferred benefit	(7,320)	(732)	(3,732)
Provision for income taxes	$18,170	$17,541	$19,415
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% alternative minimum tax on corporations with book income in excess of $1 billion, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The effective date of these provisions was January 1, 2023. The Company has reviewed the provisions of the law and determined that they did not have a material impact on its financial statements. The Company will continue to evaluate the impact of the IRA as further information becomes available.
On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also states that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022. On February 9, 2022, Senate Bill 113 (“S.B.113”) was signed into law. S.B.113 shortened the previously enacted suspension of net operating loss deductions and eliminated the restrictions on the use of certain business tax credits for taxable years beginning on or after January 1, 2022. The Company was able to partially offset its California taxable income with its net operating losses for the years ended December 31, 2023 and 2022.

A reconciliation of income tax expense using the U.S. statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

	December 31,
	2023	2022	2021
Tax expense at U.S. statutory rate	$8,569	$8,133	$2,083
State tax expense, net of federal benefit	1,828	1,498	606
Non-deductible expenses	(831)	(380)	344
Stock-based compensation	3,956	4,921	(28,727)
Excess compensation limitations	4,365	4,776	45,359
Foreign-derived intangible income deduction	—	(3)	(455)
R&D tax credit benefit	—	—	(230)
Uncertain tax positions	7	(39)	280
Change in valuation allowance	—	—	—
Provision to return true up	203	(1,823)	(121)
Other	73	458	276
Provision for income taxes	$18,170	$17,541	$19,415
The Company’s effective tax rate for years ending December 31, 2023, 2022, and 2021 was 44.5%, 45.3%, and 196.90%, respectively. The Company’s effective tax rate in each of 2023 and 2022 is higher than the federal statutory tax rate mainly due to state tax expense and permanent disallowance of certain stock-based compensation for tax purposes. In 2021, the Company’s effective tax rate was further driven up by lower pre-tax book income resulting from one-time IPO charges. As of December 31, 2023 and 2022, the Company recorded no valuation allowance due to its cumulative pretax income position.
Significant components of deferred tax balances were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating losses	$334	$371
Uniform capitalization adjustment to inventory	9,930	5,741
Stock-based compensation	3,959	2,236
Accrued compensation and benefits	1,444	579
Lease liability	11,812	4,837
Inventory reserve	1,407	837
Returns reserve	749	873
Sales tax accrual	406	421
Other	856	969
Total deferred tax assets	30,897	16,864
Less: valuation allowance	—	—
Total net deferred tax assets	30,897	16,864
Deferred tax liabilities
Property and equipment	(1,811)	(2,028)
Right-of-use asset	(10,795)	(3,865)
Total deferred tax liabilities	(12,606)	(5,894)
Net deferred tax assets	$18,291	$10,971
As of December 31, 2023, the Company had available federal net operating loss (“NOL”) carryforwards of approximately $1.2 million, which begin to expire in 2037. The Company also had available California NOL carryforwards of approximately $1.1 million as of December 31, 2023, which begin to expire in 2038. The usage of the Company’s federal and California NOL carryforwards is subject to the limitations imposed by Section 382 of the Internal Revenue Code. Further, the Company’s California NOL was suspended in 2021. The tax years ending December 31, 2020, through December 31, 2022 remain open and subject to audit by the Internal Revenue Service. The tax years ending December 31, 2019, through December 31, 2022, remain open and subject to audit by state tax authorities.
As of December 31, 2023 and 2022, the Company had $0.2 million of uncertain tax positions, excluding interest and penalties. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as income tax expense. During the years ended December 31, 2023, 2022, and 2021 interest and penalties were immaterial. There were no activities during the year ended December 31, 2023 related to the uncertain tax positions.
The following table summarizes the activity related to our uncertain tax positions during the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Beginning balance of uncertain tax positions	$167	$167
Increases related to current year tax positions	—	—
Decreases related to current year tax positions	—	—
Increases related to prior year tax positions	—	—
Changes due to lapse of statute of limitations	—	—
Settlement with taxing authorities	—	—
Ending balance of uncertain tax positions	$167	$167
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
Shares that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited will become available for future awards under the 2021 Plan. In addition, shares of Class A common stock that are tendered to the Company by a participant to satisfy the applicable exercise or purchase price of an award and/or to satisfy any applicable tax withholding obligation with respect to an award will be added to the number of shares of Class A common stock available for future awards. Additionally, any shares of Class A common stock subject to awards granted under the 2016 Plan that expire, lapse or are terminated, exchanged for or settled in cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited following the effective date of the 2021 Plan will become available for issuance under the 2021 Plan. The 2021 Plan is administered by the Board with respect to awards to non-employee directors and by the Compensation Committee of the Board with respect to other participants.
As of December 31, 2023, the number of shares available for issuance under the 2021 Plan and ESPP were 3,863,941 and 3,172,104, respectively.
Stock Option Valuation
The assumptions that the Company used to determine the grant date fair value of stock options granted were as follows, presented on a weighted-average basis:

	December 31,
	2023	2022	2021
Risk free interest rate	3.63%	2.94%	1.15%
Expected volatility	40%	38%	48%
Expected dividend yield	0%	0%	0%
Expected term (in years)	6.25	5.91	6.25

A summary of stock option activity under the 2016 Plan and 2021 Plan, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	42,397,911	$6.11	7.38	$105
Granted	4,059,936	7.35
Exercised	(773,056)	0.90
Forfeited	(1,683,631)	11.06
Outstanding at December 31, 2023	44,001,160	$6.13	6.56	$108

Exercisable at December 31, 2023	33,366,714	$5.17	6.11	$99
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that had exercise prices lower than the fair value of the Class A common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $5.6 million, $3.2 million, and $115.1 million, respectively.
The weighted-average grant date fair values per share of the Company’s stock options granted during the years ended December 31, 2023, 2022, and 2021 was $3.35, $5.02, and $10.02, respectively. The grant date fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $27.3 million, $22.8 million, and $49.8 million, respectively.
As of December 31, 2023, total unrecognized compensation cost related to unvested stock option awards was $47.2 million, to be recognized over a weighted-average period of 2.1 years.
Stock Option Modifications
During the year ended December 31, 2021, the Board determined to accelerate the vesting of certain employee stock option awards, subject to and effective as of the closing of the Company’s IPO, and further subject to the employee’s continued service with the Company through the closing of the IPO, as described in the registration statement on Form S-1 (File No. 333-255797) we filed in connection with the IPO, declared effective by the SEC on May 26, 2021. Upon the modification of the stock options, the Company determined no incremental fair value was required to be recorded as the awards would continue to vest both prior to and post modification and the modification of the stock options did not change award valuation inputs or assumptions. The Company recorded $32.8 million of expense during the second quarter of 2021 as a result of the accelerated vesting of stock options.
During the year ended December 31, 2021, in connection with the retirement of the Company’s previous Chief Financial Officer, the Board determined to accelerate the vesting of certain stock option awards held by the retiring executive and provide that such stock option awards may be exercised for one year following the retirement date. Upon the modification of the stock options, the Company determined that $5.7 million of incremental fair value was required to be recorded related to the 275,000 stock options which were not probable of vesting prior to the modification but concluded to be probable of vesting based on the modified terms of the award. The modification of stock options changed the award valuation inputs, including the remaining term of the award. The Company recorded $5.7 million of expense related to the stock option modification during the fourth quarter of 2021 as a result of the accelerated vesting of stock options.
Restricted Stock Awards and Restricted Stock Units
During the year ended December 31, 2020, the Company granted 5,410,440 RSUs which vest upon the satisfaction of both a service and a performance condition. The service condition for these awards is satisfied over four years. The performance condition is satisfied upon the occurrence of a qualifying event, generally defined as a change of control transaction or an IPO. The performance condition for these awards was satisfied in connection with our IPO. Upon the satisfaction of the performance condition, the Company recorded $16.0 million of stock-based compensation expense related to these awards and withheld 762,359 shares of common stock, based on the IPO price of $22.00 per share, to satisfy the tax remittances of approximately $16.8 million.
The fair value of RSUs and RSAs that vested during the years ended December 31, 2023, 2022, and 2021 was $17.4 million, $18.4 million, and $72.6 million respectively.
As of December 31, 2023, total unrecognized compensation cost related to unvested RSUs was $31.4 million, to be recognized over a weighted-average period of 2.7 years.
A summary of RSU activity under the 2016 Plan and 2021 Plan is as follows:

	Number of Shares	Weighted average grant date fair value per share
Unvested restricted stock units at December 31, 2022	3,548,431	$11.96
Granted	2,497,561	7.30
Vested	(2,397,527)	8.75
Forfeited	(383,792)	12.23
Unvested restricted stock units at December 31, 2023	3,264,673	$10.71
13. EARNINGS (LOSS) PER SHARE
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of Basic EPS and Diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the years ended December 31, 2023, 2022, and 2021 (in thousands, except share and per share amounts).

	Year ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$22,637	$21,186	$(9,556)
Denominator:
Weighted-average shares—basic	168,065,721	165,268,185	159,177,713
Effect of dilutive stock options	13,502,538	20,362,453	—
Effect of dilutive restricted stock units	844,705	1,916,835	—
Weighted-average shares—diluted	182,412,965	187,547,474	159,177,713
Earnings (loss) per share:
Basic earnings (loss) per share	$0.13	$0.13	$(0.06)
Effect of dilutive stock options and restricted stock units	(0.01)	(0.02)	—
Diluted earnings (loss) per share	$0.12	$0.11	$(0.06)

The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the years ended December 31, 2023, 2022, and 2021 because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2023	2022	2021
Stock options to purchase common stock	11,219,739	5,845,057	40,164,214
Restricted stock units	2,278,137	1,078,486	4,316,091
14. RELATED PARTY TRANSACTIONS
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
In 2022, the Company’s Executive Chair and Chief Executive Officer paid the Company, at their election, an aggregate amount of $0.4 million for certain of the Company’s professional fees in connection with the Follow-on Offering in which they participated as selling stockholders.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information.
Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Directors
The following table presents information concerning our board of directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	42	Director, Co-Founder and Executive Chair
Catherine Spear	40	Director, Co-Founder and Chief Executive Officer
Sheila Antrum	65	Director
A. G. Lafley	76	Director
Kenneth Lin	48	Director
Mario Marte	48	Director
Michael Soenen	53	Director
Jeffrey Wilke	57	Director
J. Martin Willhite	53	Director
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
Catherine Spear
Ms. Spear co-founded our company and serves as our Chief Executive Officer and as a member of our board of directors. Prior to co-founding FIGS, Ms. Spear served as an Associate at the Blackstone Group Inc., a leading global alternative investment business, in the firm’s hedge fund group. Ms. Spear began her career at Citigroup Global Markets Inc., where she spent four years in its investment banking and private equity divisions. Since February 2024, Ms. Spear has served as a member of the board of directors of Amer Sports, Inc., a multinational sporting equipment company. From August 2020 to July 2021, Ms. Spear also served as a member of the board of directors of One, a blank check company. Ms. Spear holds a B.A. in Economics from Tufts University and an M.B.A. from Harvard Business School. She was also selected to join the Aspen Institute’s Henry Crown Fellows in 2018. We believe that Ms. Spear is qualified to serve as a member of our board of directors based on the perspective and experience she brings as our co-founder and Chief Executive Officer.
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
Mario Marte
Mr. Marte has served as a member of our board of directors since November 2023. From September 2018 to July 2023, Mr. Marte served as Chief Financial Officer at Chewy, Inc., a leading online pet product and service retailer. Before that, from April 2015 until September 2018, Mr. Marte served as Vice President—Finance & Treasurer at Chewy. Mr. Marte previously served as the Vice President—Financial Planning & Analysis for Hilton Worldwide Holdings, Inc., and in various other roles at Hilton, American Airlines Group Inc. and Accenture LLC, a consulting firm. Since January 2021, Mr. Marte has served on the board of directors of Best Buy Co., Inc. and as chair of its audit committee since June 2023. Mr. Marte holds a B.S. in Computer Engineering from the University of South Florida and an M.B.A. from Duke University’s Fuqua School of Business. We believe Mr. Marte is qualified to serve as a member of our Board of Directors based on his extensive financial expertise, his deep knowledge in eCommerce and consumer businesses, and his leadership experience at private and publicly traded companies.
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
Information about our Executive Officers
The following table presents information concerning our executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	42	Director, Co-Founder and Executive Chair
Catherine Spear	40	Director, Co-Founder and Chief Executive Officer
Daniella Turenshine	34	Chief Financial Officer
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

The remaining information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2023)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)					7,036,045	(2)
Restricted Stock Units	3,264,673	(3)	—		—
Options to Purchase Class A Common Stock	44,001,160	(4)	$6.13	(5)	—
Equity compensation plans not approved by security holders	—		—		—
Total	47,265,833		$6.13		7,036,045
(1)Consists of the Amended 2016 Equity Incentive Plan (the “2016 Plan”), 2021 Equity Incentive Award Plan (the “2021 Plan”), and 2021 Employee Stock Purchase Plan (the “ESPP”).
(2)The number of shares authorized under our 2021 Plan increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) a number of Shares (as defined in the 2021 Plan) such that the aggregate number of Shares available for grant under the 2021 Plan immediately following such increase shall equal 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year, and (B) such lesser number of Shares as determined by our board of directors. The number of shares authorized under our ESPP increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Class A common stock and Class B common stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of Shares (as defined in the ESPP) as determined by our board of directors. The maximum number of shares of Class A common stock subject to issuance pursuant to our ESPP offering period outstanding as of December 31, 2023 is 3,172,104.
(3)Consists of 3,264,673 shares of Class A common stock subject to outstanding restricted stock units under the 2021 Plan. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan.
(4)Consists of 33,430,155 and 10,571,005 outstanding options to purchase Class A common stock under the 2016 Plan and 2021 Plan, respectively. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan, though existing option awards remain outstanding.
(5)As of December 31, 2023, the weighted-average exercise price of outstanding options was $6.13.
The remaining information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
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
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	10-K	001-40448	3.1	2/28/2023
3.2	Amended and Restated Bylaws of FIGS, Inc.	10-K	001-40448	3.2	2/28/2023
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
4.3	Description of the Registrant's Securities	10-K	001-40448	4.3	3/10/2022
10.1	Credit Agreement dated September 7, 2021 between the Company and Bank of America, N.A.	8-K	001-40448	10.1	9/10/2021
10.1.1	First Amendment to Credit Agreement, dated February 27, 2023, between the Company and Bank of America, N.A.	10-K	001-40448	10.1.1	2/28/2023
10.2	Form of Indemnification Agreement between FIGS, Inc. and its directors and officers.	S-1	333-255797	10.1	5/5/2021
10.3#	2021 Equity Incentive Award Plan.	10-K	001-40448	10.3	2/28/2023
10.4#	Form of Stock Option Grant Notice and Agreement under 2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.6	5/20/2021
10.5#	Form of Restricted Stock Unit Grant Notice and Agreement under 2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.7	5/20/2021
10.6#	2021 Employee Stock Purchase Plan.	10-K	001-40448	10.6	2/28/2023
10.7#	Second Amended and Restated Employment Agreement by and between FIGS, Inc. and Heather Hasson, effective August 4, 2022.	8-K	001-40448	10.1	8/4/2022
10.8#	Amended and Restated Employment Agreement by and between FIGS, Inc. and Catherine Spear.	10-K	001-40448	10.8	2/28/2023
10.9#	Non-Employee Director Compensation Program.	S-1/A	333-255797	10.14	5/20/2021
10.10#	Voting Agreement by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC and certain related entities.	10-K	001-40448	10.10	2/28/2023
10.10.1#	Amendment and Joinder to Voting Agreement, by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC, Thomas Tull and certain related persons and trusts.	8-K	001-40448	10.1	3/23/2022
10.11#	Equity Award Exchange Right Agreement between FIGS, Inc. and each of Heather Hasson and Catherine Spear.	10-K	001-40448	10.11	2/28/2023
10.12#	Employment Agreement by and between FIGS, Inc. and Daniella Turenshine.	10-K	001-40448	10.15	3/10/2022
10.13#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Heather Hasson, dated February 22, 2018.	S-1/A	333-255797	10.15	5/20/2021
10.14#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Catherine Spear, dated February 22, 2018.	S-1/A	333-255797	10.16	5/20/2021
10.15	Office Lease by and between FIGS, Inc. and 2834 Colorado Avenue, LLC, dated November 26, 2018.	S-1	333-255797	10.10	5/5/2021
10.16#	FIGS, Inc. Amended 2016 Equity Incentive Plan.	S-8	333-256585	99.1	5/28/2021
10.17#	Form of Stock Option Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.3	5/5/2021
10.18#	Form of Founders Restricted Stock Unit Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.4	5/5/2021
21.1	List of Subsidiaries of FIGS, Inc.	10-K	001-40448	3.2	2/28/2023
23.1	Consent of Ernst & Young, LLP.					*
24.1	Power of Attorney (included on signature page).					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation.					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIGS, INC.

Date: February 28, 2024	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
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

Signature	Title	Date

/s/ Catherine Spear	Chief Executive Officer and Director	February 28, 2024
Catherine Spear	(Principal Executive Officer)

/s/ Daniella Turenshine	Chief Financial Officer	February 28, 2024
Daniella Turenshine	(Principal Financial and Accounting Officer)

/s/ Heather Hasson	Executive Chair	February 28, 2024
Heather Hasson

/s/ Sheila Antrum	Director	February 28, 2024
Sheila Antrum

/s/ A.G. Lafley	Director	February 28, 2024
A.G. Lafley

/s/ Kenneth Lin	Director	February 28, 2024
Kenneth Lin

/s/ Mario Marte	Director	February 28, 2024
Mario Marte

/s/ Michael Soenen	Director	February 28, 2024
Michael Soenen

/s/ Jeffrey Wilke	Director	February 28, 2024
Jeffrey Wilke

/s/ J. Martin Willhite	Director	February 28, 2024
J. Martin Willhite