Form 10-Q
period 2024-03-31
FIGS, Inc.
filed 2024-05-09
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 161,944,492 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the fact that we may continue to contend with global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans for evolving our sourcing capabilities and strategically refining our manufacturing base; our fulfillment enhancement project and the impact of and timing for our transition to a new fulfillment center; the impact of conflict in the Middle East on our business; equity compensation; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$155,328	$144,173
Short-term investments	103,845	102,522
Accounts receivable	5,413	7,469
Inventory, net	130,466	119,040
Prepaid expenses and other current assets	10,526	12,455
Total current assets	405,578	385,659
Non-current assets
Property and equipment, net	28,054	24,864
Operating lease right-of-use assets	57,219	43,059
Deferred tax assets	18,040	18,291
Other assets	2,047	1,336
Total non-current assets	105,360	87,550
Total assets	$510,938	$473,209
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$22,216	$14,749
Operating lease liabilities	9,233	8,230
Accrued expenses	16,604	7,906
Accrued compensation and benefits	4,329	7,312
Sales tax payable	3,392	3,149
Gift card liability	7,647	8,240
Deferred revenue	1,884	2,160
Returns reserve	2,707	2,989
Income tax payable	3,813	2,557
Total current liabilities	71,825	57,292
Non-current liabilities
Operating lease liabilities, non-current	49,055	38,884
Other non-current liabilities	183	183
Total liabilities	$121,063	$96,359
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 161,801,871 and 161,457,403 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	16	16
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 8,283,641 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023; zero shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	326,696	315,075
Accumulated other comprehensive income (loss)	(26)	5
Retained earnings	63,189	61,754
Total stockholders’ equity	389,875	376,850
Total liabilities and stockholders’ equity	$510,938	$473,209
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net revenues	$119,293	$120,232
Cost of goods sold	37,156	34,556
Gross profit	82,137	85,676
Operating expenses
Selling	28,459	31,158
Marketing	17,246	17,064
General and administrative	35,989	34,157
Total operating expenses	81,694	82,379
Net income from operations	443	3,297
Other income, net
Interest income	2,847	1,072
Other expense	(10)	(1)
Total other income, net	2,837	1,071
Net income before provision for income taxes	3,280	4,368
Provision for income taxes	1,845	2,459
Net income	$1,435	$1,909
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01
Weighted-average shares outstanding—basic	169,923,479	166,773,335
Weighted-average shares outstanding—diluted	180,701,844	182,853,746
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$1,435	$1,909
Other comprehensive loss, net of tax
Unrealized loss on short-term investments, net of tax	(31)	—
Total other comprehensive loss, net of tax	(31)	—
Total comprehensive income	$1,404	$1,909
The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2022	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$—	$307,739
Issuance of Class A Common Stock upon vesting of Restricted Stock	494,487	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(271,219)	—	271,219	—	—	—	—	—
Restricted Stock surrendered for employee's tax liability	—	—	—	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	10,790	—	—	10,790
Stock option exercises	2,250	—	—	—	1	—	—	1
Net income	—	—	—	—	—	1,909	—	1,909
March 31, 2023	159,576,825	$16	7,482,014	$—	$279,151	$41,026	$—	$320,193

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2023	161,457,403	$16	8,283,641	$—	$315,075	$61,754	$5	$376,850
Issuance of Class A Common Stock upon vesting of Restricted Stock	325,466	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,611	—	—	11,611
Stock option exercises	19,002	—	—	—	10	—	—	10
Net income	—	—	—	—	—	1,435	—	1,435
Other comprehensive loss	—	—	—	—	—	—	(31)	(31)
March 31, 2024	161,801,871	$16	8,283,641	$—	$326,696	$63,189	$(26)	$389,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,435	$1,909
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	850	659
Deferred income taxes	251	(440)
Non-cash operating lease cost	1,761	666
Stock-based compensation	11,611	10,790
Accretion of discount on available-for-sale securities	(1,376)	—
Changes in operating assets and liabilities:
Accounts receivable	2,056	3,085
Inventory	(11,426)	(2,397)
Prepaid expenses and other current assets	198	2,303
Other assets	(711)	62
Accounts payable	6,407	(12,439)
Accrued expenses	6,214	(4,894)
Accrued compensation and benefits	(2,983)	231
Sales tax payable	243	332
Gift card liability	(593)	(351)
Deferred revenue	(276)	(2,080)
Returns reserve	(282)	44
Income tax payable	1,256	382
Operating lease liabilities	(3,016)	(743)
Net cash (used in) provided by operating activities	11,619	(2,881)
Cash flows from investing activities:
Purchases of property and equipment	(496)	(772)
Purchases of available-for-sale securities	(41,278)	—
Maturities of available-for-sale securities	41,300	—
Net cash used in investing activities	(474)	(772)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchases	10	1
Tax payments related to net share settlements on restricted stock units	—	(246)
Net cash (used in) provided by financing activities	10	(245)
Net change in cash and cash equivalents	11,155	(3,898)
Cash and cash equivalents, beginning of period	144,173	159,775
Cash and cash equivalents, end of period	$155,328	$155,877
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$3,997	$123
Lease assets obtained in exchange for new operating lease liabilities	$15,921	$—
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The Company’s fiscal year ends on December 31. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim condensed financial statements and footnotes. Certain reclassifications have been made to prior-year amounts to conform to the current period presentation. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024.
In the opinion of management, the unaudited condensed financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
Short-term Investments
The Company holds short-term investments in U.S. government debt securities and corporate debt securities. The Company’s short-term investments mature within 12-months or less and are classified as current assets on the Company’s condensed balance sheets and have been classified and accounted for as available-for-sale securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates their classification at each balance sheet date.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of March 31, 2024 and December 31, 2023.
Revenue Recognition
The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). Revenue is recognized in an amount that reflects the consideration expected to be received in exchange for products. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following five steps (i) identify the contract(s) with a customer; (ii) identify the performance obligations of the contract(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract(s); and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the condensed balance sheets was $2.7 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $1.9 million during the three months ended March 31, 2024 related to the deferred revenue balance that existed at December 31, 2023. The Company recognized revenues of $1.8 million during the three months ended March 31, 2024 related to redemptions from the gift card liability balance that existed at December 31, 2023. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three months ended March 31,
	2024	2023
By geography:
United States	$103,070	$107,680
Rest of the world	16,223	12,552
	$119,293	$120,232
By product:
Scrubwear	$94,896	$97,866
Non-Scrubwear	24,397	22,366
	$119,293	$120,232
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its financial statements.
3.    FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company's cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company's cash equivalents and short-term investments by significant investment category and fair value level as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1(1):
Money market funds	$118,855	$—	$—	$118,855
U.S. government securities	68,053	1	(7)	68,047
Level 2(2):
Corporate paper	35,818	—	(20)	35,798
Total	$222,726	$1	$(27)	$222,700

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1(1):
Money market funds	$117,328	$—	$—	$117,328
U.S. government securities	64,630	12	—	64,642
Level 2(2):
Corporate paper	37,888	—	(7)	37,881
Total	$219,846	$12	$(7)	$219,851
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
4.    ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade	$4,962	$6,549
Other	451	920
	$5,413	$7,469
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Inventory deposits	$2,131	$3,012
Prepaid expenses	7,370	8,173
Other	1,025	1,270
	$10,526	$12,455

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Furniture and fixtures	$1,549	$1,441
Office equipment	1,037	1,031
Machinery and equipment	2,855	2,753
Computer equipment	2,226	2,056
Software and website design	8,137	8,061
Leasehold improvements	3,779	3,696
Capital projects in progress	17,050	13,555
Total property and equipment	36,633	32,593
Less: accumulated depreciation and amortization	(8,579)	(7,729)
Property and equipment, net	$28,054	$24,864
Depreciation and amortization expense of property and equipment for the three months ended March 31, 2024 and 2023 was $0.9 million and $0.7 million, respectively.
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued inventory	$1,690	$2,126
Accrued shipping	1,229	565
Accrued selling expenses	3,957	2,601
Accrued marketing expenses	2,407	466
Accrued property and equipment	2,883	399
Accrued rent	2,048	—
Other accrued expenses	2,390	1,749
	$16,604	$7,906
8.    FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of March 31, 2024, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of March 31, 2024, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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

9.    COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million and $1.6 million within sales tax payable on the Company’s condensed balance sheets as of March 31, 2024, and December 31, 2023, respectively, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of March 31, 2024 were $54.1 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
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
10.    LEASES
The Company has operating lease agreements for its office space, retail stores, fulfillment center and fulfillment center equipment. The Company’s lease agreements have initial terms that expire between 2028 and 2030. Certain of the Company’s lease agreements include rent abatement periods, escalating rent payment provisions, and provide for an option to extend or terminate the lease.
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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the three months ended March 31, 2024 and 2023 were $2.2 million, and $0.8 million, respectively.
Cash payments included in the measurement of operating lease liabilities were $3.5 million for the three months ended March 31, 2024. Right of use assets obtained in exchange for operating lease liabilities were $15.9 million for the three months ended March 31, 2024.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at March 31, 2024 were as follows:

Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	6.6%

Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at March 31, 2024, were as follows (in thousands):

Remainder of 2024	$8,291
2025	13,254
2026	10,640
2027	11,175
2028	11,680
Thereafter	15,637
Total lease payments	$70,677
Less: Imputed interest	(12,389)
Total lease liabilities	$58,288
11.    INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 56.3%. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and limitations on the deductibility of officer compensation.
For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $1.8 million and $2.5 million, respectively.
12.    EARNINGS PER SHARE
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted

EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net income	$1,435	$1,909
Denominator:
Weighted-average shares—basic	169,923,479	166,773,335
Effect of dilutive stock options	10,609,912	14,843,572
Effect of dilutive restricted stock	168,452	1,236,839
Weighted-average shares—diluted	180,701,844	182,853,746

Earnings per share:
Basic earnings per share	$0.01	$0.01
Effect of dilutive stock options and restricted stock	—	—
Diluted earnings per share	$0.01	$0.01
The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings per share for the three months ended March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2024	2023
Stock options to purchase common stock	22,617,700	9,074,968
Restricted stock units	2,493,923	1,757,455
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “2023 Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through our direct to consumer (“DTC”) digital platform, consisting of our website, mobile app and B2B business (“TEAMS”). We also recently launched our first physical retail store, which we call a Community Hub, and which represents a first-of-its-kind retail experience for healthcare professionals.
Our offerings include scrubwear and non-scrubwear, such as outerwear, underscrubs, footwear, compression socks, lab coats, loungewear and other apparel. We primarily design all of our products in-house, leverage third-party suppliers and manufacturers to produce our product components and finished products, and generally utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively coordinate with our suppliers on every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a dynamic merchandising model—due to the largely non-discretionary, replenishment-driven nature of scrubwear, we maintain lessened inventory risk driven by a relatively high volume of repeat purchases and a focus on our core scrubs offerings.
At March 31, 2024, we had approximately 2.6 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three months ended March 31, 2024, we had the following results compared to the same periods in 2023:
•Expanded our community of active customers by 8.7% from approximately 2.4 million at March 31, 2023 to approximately 2.6 million at March 31, 2024;
•Net revenues decreased from $120.2 million to $119.3 million, or (0.8)%, for the three months ended March 31, 2024;
•Gross margin decreased 2.4 percentage points from 71.3% to 68.9% for the three months ended March 31, 2024;
•Net income decreased from $1.9 million to $1.4 million for the three months ended March 31, 2024;
•Net income margin decreased 0.4 percentage points from 1.6% to 1.2% for the three months ended March 31, 2024;
•Adjusted EBITDA decreased from $16.1 million to $13.0 million for the three months ended March 31, 2024, representing an Adjusted EBITDA Margin of 10.9%;
•Cash flows from operating activities increased from $(2.9) million to $11.6 million for the three months ended March 31, 2024; and
•Free cash flow increased from $(3.7) million to $11.1 million for the three months ended March 31, 2024.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments
During the quarter ended March 31, 2024, we continued to execute on our previously announced fulfillment enhancement project. As part of the project, we intend to transition all fulfillment operations from our current City of Industry facility to a new facility we have leased and which will be operated by a third-party logistics provider. We currently expect to complete the transition by the end of the third quarter of 2024. In connection with the project and transition, during the quarter ended March 31, 2024, we incurred approximately $4.2 million in capital expenditures. During the remainder of the fiscal year ending December 31, 2024, we expect to incur an additional $9 to $10 million in capital expenditures in connection with the project and transition. We believe the investments we are making in our fulfillment capabilities will enable us to more optimally serve our customers, drive efficiency and support us as we increase scale over the long term.

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

As a result, during the three months ended March 31, 2024, we have experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as rising ocean freight rates and shipping costs. Although we have not yet experienced a material disruption to our supply chain or a material increase in costs, and have sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes, alternative ports and using air freight from time to time, we expect that if there are continued or increased hostilities in the Middle East, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business—Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations” and “— Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.”
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in our 2023 Annual Report on Form 10-K under the heading “Key Factors Affecting Our Performance.” Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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

Results of Operations
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
	(in thousands)		(as a percentage of net revenues)
Net revenues	$119,293	$120,232	100.0%	100.0%
Cost of goods sold	37,156	34,556	31.1	28.7
Gross profit	82,137	85,676	68.9	71.3
Operating expenses
Selling	28,459	31,158	23.9	25.9
Marketing	17,246	17,064	14.5	14.2
General and administrative(1)	35,989	34,157	30.2	28.4
Total operating expenses	81,694	82,379	68.5	68.5
Net income from operations	443	3,297	0.4	2.7
Other income, net	2,837	1,071	2.4	0.9
Net income before provision for income taxes	3,280	4,368	2.7	3.6
Provision for income taxes	1,845	2,459	1.5	2.0
Net income and comprehensive income	$1,435	$1,909	1.2%	1.6%
(1) Includes stock-based compensation expense of $11.6 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively.
Net Revenues

	Three months ended March 31,		Change
	2024	2023	%
	(in thousands)
Net revenues	$119,293	$120,232	(0.8)%
Net revenues decreased by $0.9 million, or 0.8%, for the three months ended March 31, 2024, compared to the same period last year. The decrease in net revenues was driven primarily by a decrease in orders, partially offset by an increase in AOV.
Cost of Goods Sold

	Three months ended March 31,		Change
	2024	2023
	(in thousands)
Cost of goods sold	$37,156	$34,556	7.5%
Gross profit	82,137	85,676	(4.1)%
Gross margin	68.9%	71.3%	(240) bps
Gross margin decreased by 2.4% for the three months ended March 31, 2024, compared to the same period last year. The decrease in gross margin was primarily related to product mix shift and, to a lesser extent, a higher mix of promotional sales and higher duties, partially offset by lower freight expense.

Operating Expenses

	Three months ended March 31,		Change
	2024	2023	%
	(in thousands)
Operating expenses:
Selling	$28,459	$31,158	(8.7)%
Marketing	17,246	17,064	1.1%
General and administrative	35,989	34,157	5.4%
Total operating expenses	81,694	82,379	(0.8)%
Operating expenses decreased by $0.7 million, or 0.8%, for the three months ended March 31, 2024, compared to the same period last year. As a percentage of net revenues, operating expenses were consistent with the same period last year. The decrease in operating expenses was primarily driven by a decrease in selling expenses as described below.
Selling expense decreased by $2.7 million, or 8.7%, for the three months ended March 31, 2024, compared to the same period last year and, as a percentage of net revenues, decreased by 2.0 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to an accounting reclassification related to duty subsidies for international customers from selling expense to net revenues and lower fulfillment expenses associated with lower storage costs, partially offset by startup costs associated with the transition of our fulfillment operations to a new fulfillment center.
Marketing expense increased by $0.2 million, or 1.1%, for the three months ended March 31, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 0.3 percentage points.
General and administrative expense increased by $1.8 million, or 5.4%, for the three months ended March 31, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 1.8 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily due to increased investment in people, including salaries, bonus, and stock-based compensation expense. This increase was partially offset by a decrease in legal fees, a lower accrual for charitable donations, and reduced professional fees.
Other Income, Net

	Three months ended March 31,		Change
	2024	2023	%
	(in thousands)
Other income, net	$2,837	$1,071	164.9%
Other income, net increased by $1.8 million for the three months ended March 31, 2024, compared to the same period last year, primarily related to an increase in our interest income driven by higher interest rates.
Provision for Income Taxes

	Three months ended March 31,		Change
	2024	2023	%
	(in thousands)
Provision for income taxes	$1,845	$2,459	(25.0)%
Provision for income taxes decreased by $0.6 million, or 25.0% for the three months ended March 31, 2024, compared to the same period last year, primarily due to a decrease in pre-tax income.

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
Active Customers, Net Revenues per Active Customer, and Average Order Value

We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of March 31, 2024 and 2023, respectively, are presented in the following table:

	As of March 31,
	2024	2023
	(in thousands)
Active customers	2,597	2,390
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers. Net revenues per active customer as of March 31, 2024 and 2023, respectively, are presented in the following table:

	As of March 31,
	2024	2023
Net revenues per active customer	$210	$216

We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three months ended March 31, 2024 and 2023, respectively, are presented in the following table:

	Three months ended March 31,
	2024	2023
Average order value	$116	$114
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
The following table reflects a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA Margin with Net Income Margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended March 31,
	2024	2023
	(in thousands, except margin)
Net income	$1,435	$1,909
Add (deduct):
Other income, net	(2,837)	(1,071)
Provision for income taxes	1,845	2,459
Depreciation and amortization expense(1)	850	659
Stock-based compensation and related expense(2)	11,697	10,865
Expenses related to non-ordinary course disputes(3)	—	1,256
Adjusted EBITDA	$12,990	$16,077

Net revenues	$119,293	$120,232
Net income margin(4)	1.2%	1.6%
Adjusted EBITDA margin	10.9%	13.4%
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

Free Cash Flow
We calculate Free Cash Flow as net cash (used in) provided by operating activities reduced by capital expenditures, including purchases of property and equipment and capitalized software development costs. We believe Free Cash Flow is a useful supplemental measure of liquidity and an additional basis for assessing our ability to generate cash. There are limitations related to the use of free cash flow as an analytical tool, including that other companies may calculate free cash flow differently, which reduces its usefulness as a comparative measure and Free Cash Flow does not reflect our future contractual commitments, nor does it represent the total residual cash flow for a given period.
The following table presents a reconciliation of Free Cash Flow to net cash (used in) provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities	$11,619	$(2,881)
Less: capital expenditures	(496)	(772)
Free cash flow	$11,123	$(3,653)
Liquidity and Capital Resources
As of March 31, 2024 and December 31, 2023, we had $155.3 million and $144.2 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of March 31, 2024, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities	$11,619	$(2,881)
Cash flows from investing activities	(474)	(772)
Cash flows from financing activities	10	(245)
Net change in cash and cash equivalents	$11,155	$(3,898)
Operating Activities
Cash flows from operating activities consists primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities were $11.6 million for the three months ended March 31, 2024, an increase of $14.5 million compared to the same period last year. The increase in operating cash flows was primarily due to a net change in operating assets and liabilities of $13.6 million driven by the timing of cash payments related to accounts payable of $18.8 million and the timing of payments against accrued expenses of $11.1 million. These improvements were partially offset by higher inventory purchases of $9.0 million, the timing of cash payments for accrued compensation and benefits of $3.2 million and an increase in operating lease liabilities of $2.3 million.
Investing Activities
Cash flows from investing activities relate to capital expenditures and the purchases and maturities of investments.
Cash flows from investing activities increased by $0.3 million for the three months ended March 31, 2024, compared to the same period last year. The increase in investing cash flows was primarily due to lower cash payments related to capital expenditures and the maturities of available-for-sale securities, offset by purchases of available-for-sale securities.
Capital expenditures during the three months ended March 31, 2024 were primarily related to capital projects in progress.
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
Cash flows from financing activities were not material for the three months ended March 31, 2024.
Cash flows from financing activities of $(0.2) million for the three months ended March 31, 2023 were attributable to tax payments related to net share settlements on restricted stock units.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2023 Annual Report on Form 10-K.
Refer to Note 9 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the three months ended March 31, 2024.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies since December 31, 2023. See Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2023 Annual Report on Form 10-K.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and interim principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and interim principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint, which is pending before the court.

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

On January 5, 2024, a putative stockholder, Lloyd Kimmen, filed a derivative lawsuit against us and certain of our current and former executive officers, directors, and stockholders in the Delaware Court of Chancery (the “Kimmen Action”). On January 12, 2024, another putative stockholder, Cameron Carter, filed a derivative lawsuit that is materially equivalent to the Kimmen Action (the “Carter Action”). The Kimmen Action and the Carter Action allege factual allegations largely tracking allegations made in the Class Action Securities Litigation and the Consolidated Federal Court Derivative Action, except that the Kimmen Action and the Carter Action reference non-public documents that the Company previously produced to each of those shareholders pursuant to books and records requests made under Delaware General Corporation Law section 220. The parties to the Kimmen Action and Carter Action have stipulated, and the court has entered an order, to consolidate those actions and any future actions that may be filed based on the same claims and factual allegations (collectively, the “Consolidated Delaware Court Derivative Action”) and to voluntarily stay the Consolidated Delaware Court Derivative Action on terms similar to the stay entered in the Consolidated Federal Court Derivative Action.

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
Item 1A. Risk Factors.
Our business involves significant risks. You should carefully consider the risks and uncertainties described below, which update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our 2023 Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q and in our 2023 Annual Report on Form 10-K and in our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In addition to the factors discussed in Item 7 of Part II of our 2023 Annual Report on Form 10-K and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments or events may amplify the risks discussed below. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.
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
Our success depends in large part upon widespread adoption of our products by healthcare professionals. In order to attract new customers and continue to expand our customer base, we must appeal to and attract healthcare professionals who identify with our products. If the number of healthcare professionals who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including marketing campaigns that can be expensive and may not always result in new customers or increased sales of our products. These factors, in turn, have from time to time increased and may again increase our customer acquisition costs over time. As our brand becomes more widely known, we may not attract new customers or increase our net revenues at historical rates, or retain existing customers to the same extent as we have in the past. For example, while the number of our active customers continues to increase, we have recently not added new customers at the same rates as we have in the past and have seen the frequency of repeat purchases decline from time to time. If we are unable to acquire new customers or retain existing customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenues may decrease, and our business, financial condition and operating results may be adversely affected.
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
Further, our new products and innovations, including to fit, style and fabric, on existing and future products may not, and from time to time have not, received the same level of customer acceptance as our products or innovations have in the past. Customer preferences could change, especially as we expand our product offerings beyond our core scrubwear, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate and respond in a timely manner to changing customer preferences or if customers do not accept our new products or innovations, including to fit, style and fabric, we could experience, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs and diminished brand loyalty. Even if we are successful in anticipating customer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high quality products and designs and maintain our distinctive brand identity as we expand the range of products we offer. A failure to effectively introduce new products or innovations on existing products that appeal to our customers could result in a decrease in net revenues and excess inventory levels, which could adversely affect our business, financial condition and results of operations.
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
Our current operations and customer base are based largely in the United States, and our future growth depends in part on our ongoing expansion efforts outside of the United States. While we currently ship to certain countries in North America, Central America, South America, Europe, the Asia Pacific region and the Middle East, we have a limited number of customers and experience operating outside of the United States. We also have limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we have from time to time encountered, and may in the future continue to encounter, obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.
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
In addition, the operations of our third-party providers have in the past been disrupted, and may in the future again be disrupted, by pandemics or health crises. For example, in the past, the COVID-19 pandemic strained parcel carrier networks and caused extended outbound shipping times generally and additional shipping costs. Future pandemics, epidemics or outbreaks of an infectious disease may adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party shipping providers, which could negatively impact our business, financial condition and results of operations.
Weather, fires, floods, power loss, earthquakes, or other events specifically impacting our or other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely, may also negatively our ability to ship raw materials, receive inbound inventory and ship merchandise to customers efficiently and cost-effectively. For instance, a strike, threat of a strike, work slow-down or other disruptions at any of our third-party global providers, other parcel carriers or by port workers at major international shipping hubs, including at the ports of Los Angeles, Long Beach, New York and New Jersey, each of which we use to import our products into the U.S., could significantly disrupt our business. We have in the past experienced, and may in the future experience, shipping delays for reasons outside of our control.
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

We currently rely on our fulfillment center in the City of Industry, California, which is operated by our third-party logistics provider, for all of our product distribution. As part of our fulfillment enhancement project, we intend to transition all fulfillment operations from our City of Industry location to a new fulfillment center we have leased and which will be operated by a third-party logistics provider. We currently expect to complete the transition by the end of the third quarter of 2024. We also from time to time rely on several additional third-party storage locations to house inventory. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment, storage and retail operations, and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures. In addition, because all of our products are distributed from our City of Industry fulfillment center, and following the completion of our transition to our new fulfillment center, will all be distributed from that location, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center and storage locations. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.
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
In addition, operations at our fulfillment center may also be disrupted by pandemics. For example, like other similarly situated companies, we have from time to time experienced, and may from time to time experience in the future, inbound shipping delays of our product and labor shortages in our fulfillment center that impact our ability to fulfill orders on the timeline to which we have been accustomed. Any future pandemics, epidemics or other health crises may adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party logistics provider, which could negatively impact our business and results of operations.
If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions, economic conditions or consumer confidence in future economic conditions and geopolitical conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brand.
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
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products has been and may continue to be adversely affected. Significant risks and uncertainty in the global economy have emerged as a result of government policy decisions and geopolitical tensions, such as Russia's invasion of Ukraine and conflict in the Middle east, which have resulted in significant macroeconomic consequences. These have included increased fuel and energy prices and depressed financial markets from time to time, and as a result consumer behavior, confidence and spending patterns have been affected and may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: high interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
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
The fluctuating cost and availability of raw materials could cause our business, financial condition and results of operations to suffer.
We have from time to time experienced, and may in the future experience, fluctuations in the cost and availability of raw materials used in our products for reasons beyond our control. For example, our core scrubs fabric includes synthetic fabric, the components of which may experience price fluctuations. We have also from time to time seen increases in the cost of cotton, which we use in certain of our non-scrubwear products. Our costs for raw materials are affected by, among other things, weather, customer demand, high interest rates, inflation, geopolitical tensions, volatility in the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control. In addition, the U.S. government’s presumptive import ban on materials mined, produced, or manufactured wholly or in part in the Xinjiang region of China, the source of a large portion of certain raw materials, including cotton and rayon, from time to time has impacted and may in the future impact global prices and availability of raw materials from which some of our products are made. Increases in the cost of raw materials could adversely affect our cost of goods sold, business, financial condition and results of operations.
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
As of March 31, 2024, our supply chain consisted of a diversified network of global production partners spread across multiple continents. Within our supply chain, we source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with manufacturing partners that produce our products in facilities located in South East Asia, China, South America and Jordan, with the vast majority of our products currently in inventory having been produced by a limited number of our largest manufacturing suppliers in South and South East Asia and the majority of production currently occurring in Jordan. We are continuously working to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically, as well as strategically refining our manufacturing base into fewer high-quality manufacturing partners to improve product quality and consistency. We believe these efforts will enhance our product innovation, quality and lead times across product categories. However, these efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
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
Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict or war, such as the ongoing conflict in Ukraine and the Middle East. Our supply of fabric or the manufacture of our products could also be, and from time to time has been, disrupted or delayed by the impact of health pandemics, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. For instance, the COVID-19 pandemic previously negatively impacted global supply chains and caused challenges to logistics. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, experienced delays and shutdowns, and could experience delays and shutdowns again in the future as a result of other future pandemic or health crisis. Because of these supply chain challenges, we from time to time contended, and may again contend with, delays receiving finished products from our manufacturers, reduced ability to keep certain products in stock and interrupted product and color launch schedules. In order to manage the impact of these disruptions and meet our customers’ expectations, we from time to time shipped goods earlier when possible, adjusted shipments to alternate origin and destination ports to avoid delays and used faster but more expensive air freight. We may from time to time need to continue to use more expensive air freight, which has in the past and may in the future increase our cost of goods sold. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower net income from operations, both in the short and long term.
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
•    disruptions or delays in shipments across our supply chain, whether due to port congestion, labor disputes, product regulations and/or inspections or other factors, natural disasters, including in connection with climate change, or health pandemics, or other transportation disruptions; and
•    the impact of health conditions and related government and private sector responsive actions, and other changes in local economic conditions in countries where our manufacturers, suppliers or customers are located.
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
Our ability to operate in China may also be adversely affected by epidemics or pandemics. For example, China from time to time has, and in the future may again, enforce broad lockdowns in response to pandemics or epidemics, which has affected, and may in the future affect, our third-party suppliers’ and manufacturers’ ability to timely deliver raw materials, product components and products to us.
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
Finally, certain trade restrictions related to the Xinjiang region of China could impact our business. The U.S. Government has taken several steps to address forced labor concerns in the Xinjiang Uyghur Autonomous Region of China, including sanctions on specific entities and individuals; withhold release orders (“WROs”) issued by U.S. Customs and Border Protection (“CBP”) that prohibit the entry of imports of certain items from Xinjiang; and the Uyghur Forced Labor Prevention Act, which went into effect in June 2022, and imposes a rebuttable presumption against U.S. imports of any items from Xinjiang and specifically targets the cotton and apparel industry as high-priority sectors for enforcement. We do not intentionally source any products or materials from the Xinjiang region (either directly or indirectly through our supply chain) and we prohibit our suppliers and manufacturers from doing business with or sourcing from any company or entity located in China’s Xinjiang region. However, the presumptive ban on virtually all imports from that region has from time to time affected and could in the future affect the global sourcing and availability of raw materials, such as cotton and rayon, used in the manufacturing of certain of our products and/or lead to our products being held for inspection by CBP and delayed, which has occurred from time to time, or rejected for entry into the United States, which could unexpectedly affect our inventory levels, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to the Xinjiang region, our reputation could be harmed.
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
As part of our ongoing fulfillment enhancement project, we are expanding our fulfillment capacity and technological functionality. In so doing, we intend to transition all fulfillment operations from our City of Industry location to a new fulfillment center we have leased and which will be operated by a third-party logistics provider. We currently expect to complete the transition by the end of the third quarter of 2024 and plan to open additional facilities in the future. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. Moreover, the expansion of fulfillment operations, including the transition of our fulfillment operations to a new facility and the wind down of our current facility, could result in significantly increased costs, expenses and/or shipping times, disruptions and complications related to inventory planning and product launch schedules, impeded customer service and reduced sales. The expansion of our fulfillment capacity, including the transition of our fulfillment operations to a new facility and the wind down of our current facility, may, and from time to time has, also put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate additional suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
Moreover, our products could be held for inspection by CBP, which has occurred from time to time, in connection with the U.S.’s trade restrictions related to the Xinjiang region of China, or for other reasons. Although we have not experienced material shipping delays as a result of such inspections, future inspections could cause material delays and unexpectedly affect our inventory levels. CBP has also in the past and may in the future challenge or disagree with our classification of our imports, or our valuation or country of origin determinations. While we haven’t experienced material tariff liabilities in such instances, such challenges could in the future result in material tariff liabilities, including tariffs on past imports, as well as penalties and interest.
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
•    other geopolitical events, conflicts or factors, including those resulting from war (such as Russia’s invasion of Ukraine and violence in the Middle East), pandemics, incidents of terrorism or responses to these events; and
•    the other factors described in this “Risk Factors” section of our Quarterly Report on Form 10-Q.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, based on shares outstanding as of March 31, 2024, holders of 8,522,626 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of March 31, 2024.
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
Our principal offices and our fulfillment center are located in Southern California, an area which has a history of earthquakes, and are thus vulnerable to damage. Natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. Certain of these events may become more frequent or intense due to climate change. Climate change may also contribute to chronic changes in the physical environment, such as changes in ambient temperature and precipitation patterns as well as sea-level rise, which may also have adverse impacts on our operations. In particular, these and other types of catastrophic events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the COVID-19 pandemic previously negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, experienced delays and shutdowns, and could experience delays and shutdowns again in the future as a result of a future pandemic.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net revenues and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
There has been increasing public focus on a variety of environmental social and governance (“ESG”) matters affecting public companies. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On May 3, 2024, following his approximately three years of service on the Board of Directors (the “Board”) of the Company, Michael Soenen notified the Company of his resignation from the Board, effective May 9, 2024 (the “Effective Date”). Mr. Soenen’s resignation was not a result of any disagreement with the Company, including on any matter relating to the Company’s operations, policies or practices. On May 7, 2024, Mario Marte was appointed as Interim Chairperson of the Audit Committee of the Board, Jeffrey Wilke was appointed as Chairperson of the Compensation Committee of the Board and Kenneth Lin was appointed as Lead Independent Director of the Board, in each case effective as of the Effective Date.

Insider Trading Arrangements and Policies.
On March 26, 2024, Daniella Turenshine, the Company’s former Chief Financial Officer, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”). Ms. Turenshine’s Rule 10b5-1 Plan, entered into on March 16, 2023 (the “Plan Start Date”) provided for the potential (i) sale of up to 62,108 shares of the Company’s Class A common stock, (ii) exercise of stock options and the associated sale of up to 19,651 shares of the Company’s Class A common stock and (iii) sale of between 20% - 100% of the net shares of the Company’s Class A common stock that Ms. Turenshine would receive from certain restricted stock units held by Ms. Turenshine vesting between the Plan Start Date and the Rule 10b5-1 Plan’s end date on June 15, 2024.
Except for the foregoing, during the three months ended March 31, 2024, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

FIGS, INC.

Date: May 9, 2024	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Kevin Fosty
	Name:	Kevin Fosty
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)