Form 10-Q
period 2024-06-30
FIGS, Inc.
filed 2024-08-08
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 162,576,575 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans for evolving our sourcing capabilities and strategically refining our manufacturing base; our fulfillment enhancement project and the impact of and timing for our transition to a new fulfillment center; our plans to open additional fulfillment facilities in the future; our intended transition away from a key third party supplier in Jordan; the impact of conflict in the Middle East on our business; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$131,811	$144,173
Short-term investments	136,719	102,522
Accounts receivable	12,719	7,469
Inventory, net	119,294	119,040
Prepaid expenses and other current assets	16,697	12,455
Total current assets	417,240	385,659
Non-current assets
Property and equipment, net	35,266	24,864
Operating lease right-of-use assets	55,003	43,059
Deferred tax assets	16,300	18,291
Other assets	2,214	1,336
Total non-current assets	108,783	87,550
Total assets	$526,023	$473,209
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,910	$14,749
Operating lease liabilities	11,749	8,230
Accrued expenses	21,610	7,906
Accrued compensation and benefits	4,104	7,312
Sales tax payable	3,217	3,149
Gift card liability	8,034	8,240
Deferred revenue	2,825	2,160
Returns reserve	3,514	2,989
Income tax payable	1,640	2,557
Total current liabilities	76,603	57,292
Non-current liabilities
Operating lease liabilities, non-current	47,532	38,884
Other non-current liabilities	183	183
Total liabilities	$124,318	$96,359
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 162,392,991 and 161,457,403 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	16	16
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 8,283,641 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023; zero shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	337,447	315,075
Accumulated other comprehensive income (loss)	(47)	5
Retained earnings	64,289	61,754
Total stockholders’ equity	401,705	376,850
Total liabilities and stockholders’ equity	$526,023	$473,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenues	$144,225	$138,132	$263,518	$258,364
Cost of goods sold	46,961	42,098	84,118	76,654
Gross profit	97,264	96,034	179,400	181,710
Operating expenses
Selling	36,934	33,739	65,393	64,896
Marketing	23,003	20,889	40,248	37,953
General and administrative	35,774	34,840	71,763	68,997
Total operating expenses	95,711	89,468	177,404	171,846
Net income from operations	1,553	6,566	1,996	9,864
Other income, net
Interest income	2,830	1,521	5,677	2,593
Other expense	—	(4)	(10)	(5)
Total other income, net	2,830	1,517	5,667	2,588
Net income before provision for income taxes	4,383	8,083	7,663	12,452
Provision for income taxes	3,283	3,501	5,128	5,961
Net income	$1,100	$4,582	$2,535	$6,491
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.01	$0.03	$0.01	$0.04
Diluted earnings per share	$0.01	$0.02	$0.01	$0.04
Weighted-average shares outstanding—basic	170,393,480	167,423,656	170,158,479	167,100,292
Weighted-average shares outstanding—diluted	179,688,524	183,332,560	180,195,183	183,094,950
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$1,100	$4,582	$2,535	$6,491
Other comprehensive loss, net of tax
Unrealized loss on short-term investments, net of tax	(21)	(8)	(52)	(8)
Total other comprehensive loss, net of tax	(21)	(8)	(52)	(8)
Total comprehensive income	$1,079	$4,574	$2,483	$6,483
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2022	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$—	$307,739
Issuance of Class A Common Stock upon vesting of Restricted Stock	494,487	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(271,219)	—	271,219	—	—	—	—	—
Restricted Stock surrendered for employee's tax liability	—	—	—	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	10,790	—	—	10,790
Stock option exercises	2,250	—	—	—	1	—	—	1
Net income	—	—	—	—	—	1,909	—	1,909
March 31, 2023	159,576,825	$16	7,482,014	$—	$279,151	$41,026	$—	$320,193
Issuance of Class A Common Stock upon vesting of Restricted Stock	626,377	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(266,938)	—	266,938	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,519	—	—	11,519
Stock option exercises and employee stock purchases	568,258	—	—	—	636	—	—	636
Net income	—	—	—	—	—	4,582	—	4,582
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8)	(8)
June 30, 2023	160,504,522	$16	7,748,952	$—	$291,306	$45,608	$(8)	$336,922

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2023	161,457,403	$16	8,283,641	$—	$315,075	$61,754	$5	$376,850
Issuance of Class A Common Stock upon vesting of Restricted Stock	325,466	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,611	—	—	11,611
Stock option exercises	19,002	—	—	—	10	—	—	10
Net income	—	—	—	—	—	1,435	—	1,435
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
March 31, 2024	161,801,871	$16	8,283,641	$—	$326,696	$63,189	$(26)	$389,875
Issuance of Class A Common Stock upon vesting of Restricted Stock	404,620	—	—	—	—	—	—	—
Issuance of Class A Common Stock in exchange for services	41,667	—	—	—	250	—	—	250
Stock-based compensation	—	—	—	—	10,247	—	—	10,247
Stock option exercises and employee stock purchases	144,833	—	—	—	254	—	—	254
Net income	—	—	—	—	—	1,100	—	1,100
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21)	(21)
June 30, 2024	162,392,991	$16	8,283,641	$—	$337,447	$64,289	$(47)	$401,705
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,535	$6,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,963	1,372
Deferred income taxes	1,991	(984)
Non-cash operating lease cost	3,977	1,364
Stock-based compensation	22,108	22,309
Accretion of discount on available-for-sale securities	(2,723)	(260)
Changes in operating assets and liabilities:
Accrued interest	(231)	—
Accounts receivable	(5,250)	597
Inventory	(254)	10,170
Prepaid expenses and other current assets	(5,973)	2,034
Other assets	(878)	(1)
Accounts payable	4,679	(9,100)
Accrued expenses	11,310	(8,181)
Accrued compensation and benefits	(3,208)	951
Sales tax payable	68	(421)
Gift card liability	(206)	508
Deferred revenue	665	(2,009)
Returns reserve	525	(144)
Income tax payable	(917)	3,290
Operating lease liabilities	(2,023)	(1,466)
Net cash provided by operating activities	28,158	26,520
Cash flows from investing activities:
Purchases of property and equipment	(9,489)	(1,613)
Purchases of available-for-sale securities	(137,850)	(38,343)
Maturities of available-for-sale securities	106,555	—
Net cash used in investing activities	(40,784)	(39,956)
Cash flows from financing activities:
Proceeds from stock option exercises and employee stock purchases	264	637
Tax payments related to net share settlements on restricted stock units	—	(246)
Net cash provided by financing activities	264	391
Net change in cash and cash equivalents	(12,362)	(13,045)
Cash and cash equivalents, beginning of period	144,173	159,775
Cash and cash equivalents, end of period	$131,811	$146,730
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$3,329	$153
Lease assets obtained in exchange for new operating lease liabilities	$15,921	$3,206
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    DESCRIPTION OF BUSINESS
FIGS, Inc., a Delaware corporation (together with its wholly-owned subsidiary FIGS Canada, Inc. unless the context requires otherwise, the “Company”), was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells scrubwear and non-scrubwear, such as outerwear, underscrubs, footwear, compression socks, lab coats, loungewear and other apparel. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The Company’s fiscal year ends on December 31. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim condensed consolidated financial statements and footnotes. Certain reclassifications have been made to prior-year amounts to conform to the current period presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
Short-term Investments
The Company holds short-term investments in U.S. government debt securities and corporate debt securities. The Company’s short-term investments mature within 12-months or less and are classified as current assets on the Company’s condensed consolidated balance sheets and have been classified and accounted for as available-for-sale securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates their classification at each balance sheet date.
The Company’s available-for-sale investments in debt securities are carried at fair value with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other expense on the Company’s condensed consolidated statements of operations. The Company did not record any credit losses on its available-for-sale debt securities in any of the periods presented. The Company determines gains or losses on the sale or maturities of short-term investments using the specific identification method and gains or losses are recorded in other expense on the Company’s condensed consolidated statements of operations.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of June 30, 2024 and December 31, 2023.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the condensed consolidated balance sheets was $3.5 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company records deferred revenue when it receives payments in advance of the transfer of the goods to a common carrier. The amounts recorded are expected to be recognized as revenue within the 12 months following the balance sheet date and, therefore, are classified as current liabilities on the Company’s condensed consolidated balance sheets.
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.1 million during the six months ended June 30, 2024 related to the deferred revenue balance that existed at December 31, 2023. The Company recognized revenues of $2.6 million during the six months ended June 30, 2024 related to redemptions from the gift card liability balance that existed at December 31, 2023. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
By geography:
United States	$125,291	$123,797	$228,361	$231,477
Rest of the world	18,934	14,335	35,157	26,887
	$144,225	$138,132	$263,518	$258,364
By product:
Scrubwear	$118,345	$115,238	$213,241	$213,104
Non-Scrubwear	25,880	22,894	50,277	45,260
	$144,225	$138,132	$263,518	$258,364
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its financial statements.
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
The following tables present the Company's cash equivalents and short-term investments by significant investment category and fair value level as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1(1):
Money market funds	$70,308	$—	$—	$70,308
U.S. government securities	77,296	1	(18)	77,279
Level 2(2):
Corporate paper	78,076	—	(31)	78,045
Total	$225,680	$1	$(49)	$225,632

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1(1):
Money market funds	$117,328	$—	$—	$117,328
U.S. government securities	64,630	12	—	64,642
Level 2(2):
Corporate paper	37,888	—	(7)	37,881
Total	$219,846	$12	$(7)	$219,851
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
4.    ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade	$11,628	$6,549
Other	1,091	920
	$12,719	$7,469
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Inventory deposits	$1,748	$3,012
Prepaid expenses	3,956	8,173
Prepaid taxes	9,853	—
Other	1,140	1,270
	$16,697	$12,455

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Furniture and fixtures	$1,832	$1,441
Office equipment	1,134	1,031
Machinery and equipment	17,239	2,753
Computer equipment	6,139	2,056
Software and website design	8,466	8,061
Leasehold improvements	4,075	3,696
Capital projects in progress	6,073	13,555
Total property and equipment	44,958	32,593
Less: accumulated depreciation and amortization	(9,692)	(7,729)
Property and equipment, net	$35,266	$24,864
Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2024 was $1.1 million and $2.0 million, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2023 was $0.7 million and $1.4 million, respectively
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued inventory	$5,831	$2,126
Accrued shipping	2,965	565
Accrued selling expenses	4,037	2,601
Accrued marketing expenses	1,914	466
Accrued property and equipment	2,793	399
Accrued legal	521	24
Other accrued expenses	3,549	1,725
	$21,610	$7,906
8.    FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of June 30, 2024, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of June 30, 2024, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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

9.    COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million and $1.6 million within sales tax payable on the Company’s condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023, respectively, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of June 30, 2024 were $54.4 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying condensed consolidated financial statements.
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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the three and six months ended June 30, 2024 was $3.1 million, and $5.4 million, respectively. Operating lease expense for the three and six months ended June 30, 2023 was $0.8 million, and $1.6 million, respectively.
Cash payments included in the measurement of operating lease liabilities were $3.4 million for the six months ended June 30, 2024. Right of use assets obtained in exchange for operating lease liabilities were $15.9 million for the six months ended June 30, 2024.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at June 30, 2024 were as follows:

Weighted-average remaining lease term	5.7 years
Weighted-average discount rate	6.6%

Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at June 30, 2024, were as follows (in thousands):

Remainder of 2024	$8,370
2025	13,254
2026	10,640
2027	11,175
2028	11,680
Thereafter	15,637
Total lease payments	$70,756
Less: Imputed interest	(11,475)
Total lease liabilities	$59,281
11.    INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended June 30, 2024 and 2023, the Company’s effective tax rate was 74.9% and 43.3%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to limitations on the deductibility of officer compensation and state taxes.
For the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $3.3 million and $3.5 million, respectively.
For the six months ended June 30, 2024 and 2023, the Company’s effective tax rate was 66.9% and 47.9%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to limitations on the deductibility of officer compensation and state taxes.
For the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $5.1 million and $6.0 million, respectively.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted

EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$1,100	$4,582	$2,535	$6,491
Denominator:
Weighted-average shares—basic	170,393,480	167,423,656	170,158,479	167,100,292
Effect of dilutive stock options	9,217,557	14,818,670	9,913,735	14,831,121
Effect of dilutive restricted stock	77,487	1,090,234	122,969	1,163,537
Weighted-average shares—diluted	179,688,524	183,332,560	180,195,183	183,094,950

Earnings per share:
Basic earnings per share	$0.01	$0.03	$0.01	$0.04
Effect of dilutive stock options and restricted stock	—	(0.01)	—	—
Diluted earnings per share	$0.01	$0.02	$0.01	$0.04
The Company excluded the following weighted average common equivalent shares from the computation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	22,069,783	11,303,495	22,343,742	10,198,597
Restricted stock units	5,063,315	2,287,331	2,384,577	2,030,447
13.    SHARE REPURCHASE PROGRAM

On August 8, 2024, the Company’s board of directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A common stock, with no expiration date. Repurchases under the share repurchase program may be made from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. Open market repurchases will be structured to occur in accordance with applicable federal securities law, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The share repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time, without prior notice. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, subject to business, economic and market conditions and other factors. Repurchases under the program are expected to be funded from existing cash and cash equivalents. The Company has not yet repurchased any shares of Class A common stock under the share repurchase program.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024 (the “2023 Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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
We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through our direct to consumer (“DTC”) digital platform, consisting of our website, mobile app and B2B business (“TEAMS”). We also operate physical retail stores, which we call Community Hubs, and which represent a first-of-its-kind retail experience for healthcare professionals.
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
At June 30, 2024, we had approximately 2.6 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and six months ended June 30, 2024, we had the following results compared to the same periods in 2023:
•Expanded our community of active customers by 6.1% from approximately 2.5 million at June 30, 2023 to approximately 2.6 million at June 30, 2024;
•Net revenues increased from $138.1 million to $144.2 million, or 4.4%, for the three months ended June 30, 2024, and from $258.4 million to $263.5 million, or 2.0%, for the six months ended June 30, 2024;
•Gross margin decreased 2.1 percentage points from 69.5% to 67.4% for the three months ended June 30, 2024, and 2.2 percentage points from 70.3% to 68.1% for the six months ended June 30, 2024;
•Net income decreased from $4.6 million to $1.1 million for the three months ended June 30, 2024, and from $6.5 million to 2.5 million for the six months ended June 30, 2024;
•Net income margin decreased 2.6 percentage points from 3.4% to 0.8% for the three months ended June 30, 2024 and decreased 1.5 percentage points from 2.5% to 1.0% for the six months ended June 30, 2024;
•Adjusted EBITDA decreased from $18.9 million to $12.9 million for the three months ended June 30, 2024, and decreased from $35.0 million to $25.9 million for the six months ended June 30, 2024, representing an Adjusted EBITDA Margin of 9.0% and 9.8%, respectively;

•Cash flows from operating activities increased from $26.5 million to $28.2 million for the six months ended June 30, 2024; and
•Free cash flow decreased from $24.9 million to $18.7 million for the six months ended June 30, 2024.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments
Fulfillment Enhancement

During the three months ended June 30, 2024, we continued to execute on our previously announced fulfillment enhancement project. As part of the project, we are in the process of transitioning all fulfillment operations from our current City of Industry, California facility to a new facility we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider. We currently expect to complete the transition by the end of the third quarter of 2024. In connection with the project and transition, during the three months ended June 30, 2024, we incurred approximately $7.0 million in capital expenditures. During the remainder of the fiscal year ending December 31, 2024, we expect to incur an additional $2.0 to $3.0 million in capital expenditures in connection with the project and transition. We believe the investments we are making in our fulfillment capabilities will enable us to more optimally serve our customers, drive efficiency and support us as we scale over the long term.

Logistics

As a result of ongoing conflict and violence in the Middle East, there have been disruptions in commercial shipping transiting the Red Sea. Global ocean freight traffic has also generally been impacted, resulting in shipping delays and increased freight costs. As a result, during the three months ended June 30, 2024, we have experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as rising ocean freight rates and shipping costs. Although we have not yet experienced a material disruption to our supply chain or a material increase in costs, and have sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes, alternative ports, using air freight from time to time and pre-negotiating ocean freight shipping rates, we expect that if there are continued or increased hostilities in the Middle East, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business—Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations” and “—Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.”
Supplier Transition
We have a third party supplier in Jordan that currently accounts for a majority of our production. Following allegations of labor conditions at this supplier that do not meet our high standards, we intend to transition away from this supplier. We plan to conduct this transition over time, in a responsible manner that takes into consideration the needs of our suppliers’ workers and without impacting our sourcing capacity and quality. However, this transition could subject us to additional costs and challenges, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business— Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks” and “—Any failure by us or our suppliers or manufacturers to comply with product safety, labor or other laws, provide safe conditions for our or their workers or use or be transparent about ethical business practices may damage our reputation and brand and harm our business.”
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation, other related costs and other general overhead, including certain third-party consulting and contractor expenses, certain facilities costs, software expenses, legal expenses, recruiting fees and in-kind donations. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business.
Other Income, Net
Other income, net consists of interest income, interest expense, amortization of debt issuance costs, as well as gain or loss on foreign currency, primarily driven by payment to vendors for amounts not denominated in U.S. dollars.

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
Results of Operations
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(as a percentage of net revenues)
Net revenues	$144,225	$138,132	100.0%	100.0%
Cost of goods sold	46,961	42,098	32.6	30.5
Gross profit	97,264	96,034	67.4	69.5
Operating expenses
Selling	36,934	33,739	25.6	24.4
Marketing	23,003	20,889	15.9	15.1
General and administrative(1)	35,774	34,840	24.8	25.2
Total operating expenses	95,711	89,468	66.4	64.7
Net income from operations	1,553	6,566	1.1	4.8
Other income, net	2,830	1,517	2.0	1.1
Net income before provision for income taxes	4,383	8,083	3.0	5.9
Provision for income taxes	3,283	3,501	2.3	2.5
Net income	$1,100	$4,582	0.8%	3.4%
(1) Includes stock-based compensation expense of $10.2 million and $11.5 million for the three months ended June 30, 2024 and 2023, respectively.
Net Revenues

	Three months ended June 30,		Change
	2024	2023	%
	(in thousands)
Net revenues	$144,225	$138,132	4.4%
Net revenues increased by $6.1 million, or 4.4%, for the three months ended June 30, 2024, compared to the same period last year. The increase in net revenues was driven primarily by an increase in orders from existing customers, partially offset by a decrease in AOV.

Cost of Goods Sold

	Three months ended June 30,		Change
	2024	2023
	(in thousands)
Cost of goods sold	$46,961	$42,098	11.6%
Gross profit	97,264	96,034	1.3%
Gross margin	67.4%	69.5%	(210) bps
Gross margin decreased by 2.1% for the three months ended June 30, 2024, compared to the same period last year. The decrease in gross margin was primarily from product mix shift related to outperformance of limited edition scrubwear and limited edition non-scrubwear.
Operating Expenses

	Three months ended June 30,		Change
	2024	2023	%
	(in thousands)
Operating expenses:
Selling	$36,934	$33,739	9.5%
Marketing	23,003	20,889	10.1%
General and administrative	35,774	34,840	2.7%
Total operating expenses	95,711	89,468	7.0%
Operating expenses increased by $6.2 million, or 7.0%, for the three months ended June 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 1.7 percentage points, primarily driven by increases in selling and marketing expenses, offset by the decreases in general and administrative expense as a percentage of net revenues, as described below.
Selling expense increased by $3.2 million, or 9.5%, for the three months ended June 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 1.2 percentage points. The increase in selling expense as a percentage of net revenues was primarily due to higher fulfillment expenses associated with the transition of our fulfillment operations to a new fulfillment center, partially offset by lower storage costs and the accounting reclassification related to duty subsidies for international customers from selling expense to net revenues.
Marketing expense increased by $2.1 million, or 10.1%, for the three months ended June 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 0.8 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to higher digital and brand marketing expenses related to our 2024 Olympics campaign.
General and administrative expense increased by $0.9 million, or 2.7%, for the three months ended June 30, 2024, compared to the same period last year and, as a percentage of net revenues, decreased by 0.4 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to lower stock-based compensation expense and lower legal fees. This decrease was partially offset by a one-time scrubwear donation and increased investment in people.
Other Income, Net

	Three months ended June 30,		Change
	2024	2023	%
	(in thousands)
Other income, net	$2,830	$1,517	86.6%

Other income, net increased by $1.3 million for the three months ended June 30, 2024, compared to the same period last year, primarily related to an increase in our interest income driven by higher cash and cash equivalents and short-term investment balances.
Provision for Income Taxes

	Three months ended June 30,		Change
	2024	2023	%
	(in thousands)
Provision for income taxes	$3,283	$3,501	(6.2)%
Provision for income taxes decreased by $0.2 million, or 6.2% for the three months ended June 30, 2024, compared to the same period last year, primarily due to a decrease in pre-tax income.
Results of Operations
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Six months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net revenues	$263,518	$258,364	100.0%	100.0%
Cost of goods sold	84,118	76,654	31.9	29.7
Gross profit	179,400	181,710	68.1	70.3
Operating expenses
Selling	65,393	64,896	24.8	25.1
Marketing	40,248	37,953	15.3	14.7
General and administrative(1)	71,763	68,997	27.2	26.7
Total operating expenses	177,404	171,846	67.3	66.5
Net income from operations	1,996	9,864	0.8	3.8
Other income, net	5,667	2,588	2.2	1.0
Net income before provision for income taxes	7,663	12,452	2.9	4.8
Provision for income taxes	5,128	5,961	1.9	2.3
Net income	$2,535	$6,491	1.0%	2.5%
(1) Includes stock-based compensation expense of $21.9 million and $22.3 million for the six months ended June 30, 2024 and 2023, respectively.
Net Revenues

	Six months ended June 30,		Change
	2024	2023	%
	(in thousands)
Net revenues	$263,518	$258,364	2.0%
Net revenues increased by $5.2 million, or 2.0%, for the six months ended June 30, 2024, compared to the same period last year. The increase in net revenues was driven primarily by an increase in orders from existing customers, partially offset by a decrease in AOV.

Cost of Goods Sold

	Six months ended June 30,		Change
	2024	2023
	(in thousands)
Cost of goods sold	$84,118	$76,654	9.7%
Gross profit	179,400	181,710	(1.3)%
Gross margin	68.1%	70.3%	(220) bps
Gross margin decreased by 2.2% for the six months ended June 30, 2024, compared to the same period last year. The decrease in gross margin was primarily related to product mix shift, partially offset by lower freight expense.

Operating Expenses

	Six months ended June 30,		Change
	2024	2023	%
	(in thousands)
Operating expenses:
Selling	$65,393	$64,896	0.8%
Marketing	40,248	37,953	6.0%
General and administrative	71,763	68,997	4.0%
Total operating expenses	177,404	171,846	3.2%
Operating expenses increased by $5.6 million, or 3.2%, for the six months ended June 30, 2024, compared to the same period last year. As a percentage of net revenues, operating expenses increased by 0.8 percentage points, primarily driven by increases in marketing and general and administrative expenses, offset by a decrease in selling expense as a percentage of net revenues, as described below.
Selling expense increased by $0.5 million, or 0.8%, for the six months ended June 30, 2024, compared to the same period last year and, as a percentage of net revenues, decreased by 0.3 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to an accounting reclassification related to duty subsidies for international customers from selling expense to net revenues and lower fulfillment expenses associated with lower storage costs, partially offset by expenses associated with the transition of our fulfillment operations to a new fulfillment center.
Marketing expense increased by $2.3 million, or 6.0%, for the six months ended June 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 0.6 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to higher digital and brand marketing expenses related to our 2024 Olympics campaign.
General and administrative expense increased by $2.8 million, or 4.0%, for the six months ended June 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 0.5 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily due to increased investment in people, as well as a one-time scrubwear donation. This increase was partially offset by decreases in legal fees and stock-based compensation expense.

Other Income, Net

	Six months ended June 30,		Change
	2024	2023	%
	(in thousands)
Other income, net	$5,667	$2,588	119.0%
Other income, net increased by $3.1 million for the six months ended June 30, 2024, compared to the same period last year, primarily related to an increase in our interest income driven by higher cash and cash equivalents and short-term investment balances.
Provision for Income Taxes

	Six months ended June 30,		Change
	2024	2023	%
	(in thousands)
Provision for income taxes	$5,128	$5,961	(14.0)%
Provision for income taxes decreased by $0.8 million, or 14.0% for the six months ended June 30, 2024, compared to the same period last year, primarily due to a decrease in pre-tax income.
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
Active Customers, Net Revenues per Active Customer, and Average Order Value

We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of June 30, 2024 and 2023, respectively, are presented in the following table:

	As of June 30,
	2024	2023
	(in thousands)
Active customers	2,628	2,476

We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers. Net revenues per active customer as of June 30, 2024 and 2023, respectively, are presented in the following table:

	As of June 30,
	2024	2023
Net revenues per active customer	$210	$215

We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three and six months ended June 30, 2024 and 2023, respectively, are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average order value	$113	$115	$115	$115
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

The following table reflects a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA Margin with Net Income Margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except margin)
Net income	$1,100	$4,581	$2,535	$6,490
Add (deduct):
Other income, net	(2,830)	(1,517)	(5,667)	(2,588)
Provision for income taxes	3,283	3,501	5,128	5,961
Depreciation and amortization expense(1)	1,113	713	1,963	1,372
Stock-based compensation and related expense(2)	10,266	11,618	21,963	22,482
Expenses related to non-ordinary course disputes(3)	—	—	—	1,256
Adjusted EBITDA	$12,932	$18,896	$25,922	$34,973

Net revenues	$144,225	$138,132	$263,518	$258,364
Net income margin(4)	0.8%	3.4%	1.0%	2.5%
Adjusted EBITDA margin	9.0%	13.7%	9.8%	13.5%
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$28,158	$26,520
Less: capital expenditures	(9,489)	(1,613)
Free cash flow	$18,669	$24,907

Liquidity and Capital Resources
As of June 30, 2024 and December 31, 2023, we had $131.8 million and $144.2 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of June 30, 2024, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A common stock, with no expiration date. Repurchases under the share repurchase program may be made from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. Open market repurchases will be structured to occur in accordance with applicable federal securities law, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The share repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time, without prior notice. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, subject to business, economic and market conditions and other factors. Repurchases under the program are expected to be funded from existing cash and cash equivalents. The Company has not yet repurchased any shares of Class A common stock under the share repurchase program.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2024	2023
	(in thousands)
Cash flows from operating activities	$28,158	$26,520
Cash flows from investing activities	(40,784)	(39,956)
Cash flows from financing activities	264	391
Net change in cash and cash equivalents	$(12,362)	$(13,045)

Operating Activities
Cash flows from operating activities consists primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities were $28.2 million for the six months ended June 30, 2024, an increase of $1.6 million compared to the same period last year. The increase in operating cash flows was primarily due to a net change in operating assets and liabilities of $2.1 million driven by the timing of cash payments related to accrued expenses of $19.5 million and accounts payable of $13.8 million. These improvements were partially offset by higher inventory purchases of $10.4 million, the timing of cash payments for prepaid expenses and other current assets of $8.0 million, the timing of cash receipts from accounts receivables of $5.8 million, the timing of cash payments of accrued compensation and benefits of $4.2 million and the timing of cash payments for income tax payable of $4.2 million.
Investing Activities
Cash flows from investing activities relate to capital expenditures and the purchases and maturities of investments.
Cash flows used in investing activities increased by $0.8 million for the six months ended June 30, 2024, compared to the same period last year. The increase in cash flows used in investing activities was primarily due to higher purchases of available-for-sale securities of $99.5 million and higher capital expenditures of $7.9 million, partially offset by maturities of available-for-sale securities of $106.6 million.
Capital expenditures during the six months ended June 30, 2024 were primarily related to the purchases of machinery and equipment, investments of capital projects in progress, and purchases of computer equipment.
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
Cash flows from financing activities were not material for the six months ended June 30, 2024.
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
Refer to Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the six months ended June 30, 2024.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2023 Annual Report on

Form 10-K. There have been no material changes to our critical accounting policies since December 31, 2023. See Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and interim principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and interim principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint, which is fully briefed and pending before the court.

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
Our historical rate of growth may not be sustainable or indicative of our future rate of growth, and in the near term, we expect our net revenues to grow more slowly than in the past, and in the long term our net revenues could grow more slowly than we expect. We believe that growth in net revenues, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net revenues growth to slow or decline and may adversely affect our margins and profitability. Even if our net revenues continue to increase, we expect that our growth rate could be negatively impacted due to a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. Failure to continue to grow our net revenues or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.
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
Further, our new products and innovations, including to fit, style and fabric, on existing and future products may not, and from time to time have not, received the same level of customer acceptance as our products or innovations have in the past. Customer preferences could change, especially as we expand our product offerings beyond our core scrubwear, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate and respond in a timely manner to changing customer preferences or if customers do not accept our new products or innovations, including to fit, style and fabric, we could experience, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs, increases in donations and diminished brand loyalty. Even if we are successful in anticipating customer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high quality products and designs and maintain our distinctive brand identity as we expand the range of products we offer. A failure to effectively introduce new products or innovations on existing products that appeal to our customers could result in a decrease in net revenues and excess inventory levels, which could adversely affect our business, financial condition and results of operations.
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
Our current operations and customer base are based largely in the United States, and our future growth depends in part on our ongoing expansion efforts outside of the United States. While we currently ship to certain countries in North America, Central America, South America, Europe, the Asia Pacific region and the Middle East, we have a relatively limited number of customers and experience operating outside of the United States. We also have relatively limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we have from time to time encountered, and may in the future continue to encounter, obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ tastes and preferences.
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
We currently rely on third-party global logistics and shipping providers to ship raw materials, receive inbound inventory and deliver our products. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in delivering inventory, processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing have in the past and may in the future adversely impact our margins and profitability. For example, volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, other wars or armed conflicts, and changes in global supply generally, have from time to time resulted in higher fuel prices, which shipping companies have from time to time passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result of these and other factors, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.
Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, or terrorism. For example, as a result of ongoing conflict and violence in the Middle East, there has been an increase in attacks on commercial vessels transiting the Red Sea, causing disruptions in an important route for global trade. Such disruptions have affected global ocean freight traffic, caused shipping delays and increased freight costs. As a result, we have experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as rising ocean freight rates and shipping costs. Although we have not yet experienced a material disruption to our supply chain and have sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes, alternative ports, using air freight from time to time and pre-negotiating ocean freight shipping rates, we expect that if there are continued or increased hostilities in the Middle East, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.
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

We are in the process of transitioning all fulfillment operations from our legacy City of Industry location to a new fulfillment center we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider. We currently expect to complete the transition by the end of the third quarter of 2024, at which point our Goodyear facility will be our sole location for product distribution. We also from time to time rely on several additional third-party storage locations to house inventory and plan to add additional facilities in the future, including in Canada. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment, storage and retail operations, and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures. In addition, because all of our products have historically been distributed from our City of Industry fulfillment center, and following the completion of our transition to our Goodyear fulfillment center, will all be distributed from that location, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center and storage locations. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.
Operating a fulfillment center comes with additional potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Our distribution capacity is also dependent on the timely performance of services by third parties, including the shipping of our products to and from our facilities. We will need, and intend, to operate additional fulfillment centers in the future to keep pace with the growth of our business, and we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we encounter problems with our distribution and warehouse management systems, our ability to meet customer expectations, manage inventory and fulfillment capacity, complete sales, fulfill orders in a timely manner and achieve objectives for operating efficiencies could be harmed, which could also harm our reputation and our relationship with our customers.
In addition, fulfillment center operations may also be disrupted by pandemics. For example, like other similarly situated companies, we have from time to time experienced, and may from time to time experience in the future, inbound shipping delays of our product and labor shortages in our fulfillment center that impact our ability to fulfill orders on the timeline to which we have been accustomed. Any future pandemics, epidemics or other health crises may adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party logistics provider, which could negatively impact our business and results of operations.
If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions, economic conditions or consumer confidence in future economic conditions and geopolitical conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs, increases in donations and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brand.
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
As of June 30, 2024, our supply chain consisted of a diversified network of global production partners spread across multiple continents. Within our supply chain, we source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with manufacturing partners that produce our products in facilities located in South East Asia, China, South America and Jordan. The majority of our products currently in inventory were produced by a limited number of our largest manufacturing suppliers in South and South East Asia and the majority of production currently occurs at a third party supplier in Jordan, although we intend to transition away from this supplier, following allegations of labor conditions at this supplier that do not meet our high standards. We are continuously working to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically, as well as strategically refining our manufacturing base into fewer high-quality manufacturing partners to improve product quality and consistency. We believe these efforts will enhance our product innovation, quality and lead times across product categories, as well as maintain our commitment to act ethically and with social responsibility in how our products are made. However, these efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
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
Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict or war, such as the ongoing conflict in Ukraine and the Middle East. Our supply of fabric or the manufacture of our products could also be, and from time to time has been, disrupted or delayed by the impact of pandemics, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. For instance, the COVID-19 pandemic previously negatively impacted global supply chains and caused challenges to logistics. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, experienced delays and shutdowns, and could experience delays and shutdowns again in the future as a result of other future pandemic or health crisis. Because of these supply chain challenges, we from time to time contended, and may again contend with, delays receiving finished products from our manufacturers, reduced ability to keep certain products in stock and interrupted product and color launch schedules. In order to manage the impact of these disruptions and meet our customers’ expectations, we from time to time shipped goods earlier when possible, adjusted shipments to alternate origin and destination ports to avoid delays and used faster but more expensive air freight. We may from time to time need to continue to use more expensive air freight, which has in the past and may in the future increase our cost of goods sold. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower net income from operations, both in the short and long term.
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
Substantially all of our suppliers and manufacturers are located outside of the United States, and as a result, we are subject to risks associated with doing business abroad, including:
•    the imposition of new laws and regulations, including those relating to our due diligence of our supply chain as well as sustainability, labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us or cause us to seek alternate suppliers or manufacturers. For example, there have been allegations that labor conditions at a Jordanian supplier of ours do not meet our high standards, and as a result, we intend to transition away from that supplier. While we rely on our manufacturers’ and suppliers’ compliance reporting as well as contractual provisions in our vendor manual in order to comply with regulations applicable to our products, expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements.
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
Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, inflation, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase, related laws and regulations change, or inflationary or other pressures increase wage rates, we and our partners may need to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly or salaried employees. For example, hourly wages for employees of third-party logistics providers have from time to time increased as a result of inflationary pressures, and may in the future increase further, which could adversely impact our fulfillment costs. Any increase in the cost of our or our third-party partners’ labor could have an adverse effect on our business, financial condition and results of operations.
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
As part of our ongoing fulfillment enhancement project, we are expanding our fulfillment capacity and technological functionality. In so doing, we are in the process of transitioning all fulfillment operations from our legacy City of Industry location to a new fulfillment center we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider. We currently expect to complete the transition by the end of the third quarter of 2024 and plan to open additional facilities in the future, including in Canada. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. Moreover, the expansion of fulfillment operations, including the transition of our fulfillment operations to a new facility and the wind down of our current facility, could result in significantly increased costs, expenses and/or shipping times, disruptions and complications related to inventory planning and product launch schedules, impeded customer service and reduced sales. The expansion of our fulfillment capacity, including the transition of our fulfillment operations to a new facility and the wind down of our current facility, may, and from time to time has, also put pressure on our managerial, financial, operational and other resources. We cannot assure you that we will be able to locate additional suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
Additionally, we have occasionally in the past been, and may in the future be, subject to fraudulent purchases by individuals or organizations purchasing our products in bulk with the intention of unlawfully reselling such products. We have also in the past been the target of, and may in the future be the target of, fraudulent websites with similar domain names or content to our website, that attempt to unlawfully divert our customer traffic to such fraudulent websites to defraud our customers. While we have procedures in place to detect and prevent such practices, our failure to identify those activities may adversely affect our brand and reputation.
Our business may be affected by seasonality.
Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our historical pattern of sequential growth, as well as our decision to conduct select promotions during the holiday season, we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and these trends could continue.
We may be unable to execute on our retail growth strategy.
We currently operate one retail store in Los Angeles, California, a second retail store in Philadelphia, Pennsylvania and plan to open additional retail stores in the future. We believe that a physical presence helps raise brand awareness and complements our online experience, offering customers an expanded omni-channel buying experience. In so doing, we have entered into, and may in the future again enter into, long-term leases before we know whether our retail strategy or a particular geography will be successful. We also face a number of challenges in opening stores, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner, as well as potential design, construction or inspection delays. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In opening stores, we must also provide our customers with a consistent experience, which presents additional challenges. Our stores may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies.
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

We rely on information technology networks, systems and services, and our website and mobile app (collectively, “IT Systems”) to market and sell our products, manage a variety of internal and external business processes and activities and to comply with regulatory, legal and tax requirements. We depend on our IT Systems for digital marketing activities, for electronic communications among our personnel, customers, manufacturers and suppliers around the world, and for our warehousing and order fulfillment operations. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. Our website, portions of which are run through Shopify and other IT Systems, including those integral to our warehousing and order fulfillment operations and some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our website and mobile app serve as an effective extension of our marketing strategies by exposing potential new customers to our brand, product offerings and enhanced content. Due to the importance of our IT Systems, we are vulnerable to downtime and other technical failures, which may be outside of our control. Further, any slow down or material disruption of our IT Systems, or the systems of our third-party service providers, or our website or mobile app has from time to time, and could in the future, disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand, or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our IT Systems, including our website and mobile app, or switch to alternative third-party service providers which could be costly, cause interruptions and could ultimately adversely affect our business, financial condition and results of operations.
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
Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or the FIGS brand. Also, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our customer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. Regulatory bodies have and may continue to establish additional generic or country-code top-level domains, or may allow modifications of the requirements for registering, holding or using domain names. As a result, we have and may continue to incur costs protecting our use of new domain names that use the name FIGS or “wearFIGS,” or we might not be able to register, use or maintain such domain names in all of the countries and territories in which we currently or intend to conduct business.

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
The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Customer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. Certain laws, particularly relating to environmental, health and safety matters, may also impose liability without regard to fault or to the legality of the action at the time of occurrence. Any investigations or inquiries by governmental agencies could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs, difficulties in the marketing or sale of our products, the discontinuation of product sales, inventory write-offs, or increased donations, any of which could adversely affect our business, financial condition and results of operations.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of June 30, 2024.
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
We currently intend to retain any future earnings to finance the operation and expansion of our business, as well as fund our share repurchase program, and we do not currently expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our existing credit agreement restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. As a result, investors seeking cash dividends should not purchase our Class A common stock.

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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

In August 2024, our board of directors authorized a share repurchase program to repurchase up to $50.0 million of our outstanding Class A common stock, with no expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. In addition, the terms of our credit agreement with Bank of America, N.A., impose conditions on our ability to repurchase shares. The share repurchase program may be modified, suspended or terminated at any time, without prior notice, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
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
Our principal offices and our legacy fulfillment center are located in Southern California, and our new fulfillment center is located in Goodyear, Arizona. Each of our locations is vulnerable to damage, and natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. Certain of these events may become more frequent or intense due to climate change. Climate change may also contribute to chronic changes in the physical environment, such as changes in ambient temperature and precipitation patterns as well as sea-level rise, which may also have adverse impacts on our operations. In particular, these and other types of catastrophic events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the COVID-19 pandemic previously negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, experienced delays and shutdowns, and could experience delays and shutdowns again in the future as a result of a future pandemic.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 also requires that we provide a management report on the effectiveness of our internal control over financial reporting, including disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because we are no longer an “emerging growth company”, Section 404 also requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting on an annual basis.
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

In addition, we expect there will be increasing levels of regulation, disclosure-related and otherwise, in the U.S. and abroad, with respect to ESG matters. For example, various policymakers, including the SEC and the State of California, have adopted or are considering adopting rules that would require companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply with, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past, and which may impose increased oversight obligations on our management and board of directors. Simultaneously, there are efforts by some parties to reduce companies’ efforts on certain ESG-related matters, including by some state policymakers. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. These and other changes in stakeholder expectations may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On May 16, 2024, we issued 41,667 shares of the Company’s Class A common stock to a third-party service provider as consideration for marketing services provided to the Company. We recognized stock compensation expense in the amount of $250,000 in relation to this issuance. Such shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference				Filed / Furnished Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	10-K	001-40448	3.1	2/28/2023
3.2	Amended and Restated Bylaws of FIGS, Inc.	10-K	001-40448	3.2	2/28/2023
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1#	Employment Offer Letter by and between FIGS, Inc. and Kevin Fosty					*
10.2#	Employment Agreement by and between FIGS, Inc. and Sarah Oughtred					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: August 8, 2024	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Kevin Fosty
	Name:	Kevin Fosty
	Title:	Interim Chief Financial Officer
(Interim Principal Financial and Accounting Officer)