Form 10-Q
period 2024-09-30
FIGS, Inc.
filed 2024-11-07
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 161,526,637 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans for evolving our sourcing capabilities and strategically refining our manufacturing base; the impact of, and future costs related to, our transition to a new fulfillment center; our plans to open additional fulfillment facilities in the future; our transition away from a key third party supplier in Jordan; the impact of conflict in the Middle East on our business; the impact of a future port-worker strike on our business; our plans for the use of artificial intelligence; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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
•Our historical growth may not be sustainable or indicative of future results.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$124,103	$144,173
Short-term investments	157,607	102,522
Accounts receivable	10,499	7,469
Inventory, net	123,396	119,040
Prepaid expenses and other current assets	18,689	12,455
Total current assets	434,294	385,659
Non-current assets
Property and equipment, net	35,395	24,864
Operating lease right-of-use assets	52,769	43,059
Deferred tax assets	17,870	18,291
Other assets	2,160	1,336
Total non-current assets	108,194	87,550
Total assets	$542,488	$473,209
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$27,399	$14,749
Operating lease liabilities	11,849	8,230
Accrued expenses	29,036	7,906
Accrued compensation and benefits	5,407	7,312
Sales tax payable	4,250	3,149
Gift card liability	7,944	8,240
Deferred revenue	3,883	2,160
Returns reserve	4,632	2,989
Income tax payable	345	2,557
Total current liabilities	94,745	57,292
Non-current liabilities
Operating lease liabilities, non-current	44,050	38,884
Other non-current liabilities	183	183
Total liabilities	$138,978	$96,359
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A Common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 161,292,723 and 161,457,403 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	16	16
Class B Common stock — par value $0.0001 per share, 150,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 8,283,641 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023; zero shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	340,684	315,075
Accumulated other comprehensive income	221	5
Retained earnings	62,589	61,754
Total stockholders’ equity	403,510	376,850
Total liabilities and stockholders’ equity	$542,488	$473,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net revenues	$140,209	$142,364	$403,726	$400,728
Cost of goods sold	46,181	44,971	130,299	121,625
Gross profit	94,028	97,393	273,427	279,103
Operating expenses
Selling	38,599	32,195	103,992	97,092
Marketing	28,529	19,012	68,778	56,965
General and administrative	35,529	36,232	107,292	105,229
Total operating expenses	102,657	87,439	280,062	259,286
Net income (loss) from operations	(8,629)	9,954	(6,635)	19,817
Other income, net
Interest income	2,926	1,901	8,603	4,494
Other income (expense)	2	(6)	(8)	(11)
Total other income, net	2,928	1,895	8,595	4,483
Net income (loss) before provision for income taxes	(5,701)	11,849	1,960	24,300
Provision for income taxes	(4,001)	5,703	1,125	11,663
Net income (loss)	$(1,700)	$6,146	$835	$12,637
Earnings (loss) attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$(0.01)	$0.04	$—	$0.08
Diluted earnings (loss) per share	$(0.01)	$0.03	$—	$0.07
Weighted-average shares outstanding—basic	170,168,732	168,668,844	170,161,922	167,628,888
Weighted-average shares outstanding—diluted	170,168,732	181,429,745	180,614,560	182,545,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(1,700)	$6,146	$835	$12,637
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on short-term investments, net of tax	268	4	216	(4)
Total other comprehensive income (loss), net of tax	268	4	216	(4)
Total comprehensive income (loss)	$(1,432)	$6,150	$1,051	$12,633
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

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2023	161,457,403	$16	8,283,641	$—	$315,075	$61,754	$5	$376,850
Issuance of Class A Common Stock upon vesting of Restricted Stock	325,466	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,611	—	—	11,611
Stock option exercises	19,002	—	—	—	10	—	—	10
Net income	—	—	—	—	—	1,435	—	1,435
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
March 31, 2024	161,801,871	$16	8,283,641	$—	$326,696	$63,189	$(26)	$389,875
Issuance of Class A Common Stock upon vesting of Restricted Stock	404,620	—	—	—	—	—	—	—
Issuance of Class A Common Stock in exchange for services	41,667	—	—	—	250	—	—	250
Stock-based compensation	—	—	—	—	10,247	—	—	10,247
Stock option exercises and employee stock purchases	144,833	—	—	—	254	—	—	254
Net income	—	—	—	—	—	1,100	—	1,100
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21)	(21)
June 30, 2024	162,392,991	$16	8,283,641	$—	$337,447	$64,289	$(47)	$401,705
Issuance of Class A Common Stock upon vesting of Restricted Stock	380,991	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(1,488,862)	—	—	—	(7,277)	—	—	(7,277)
Stock-based compensation	—	—	—	—	10,510	—	—	10,510
Stock option exercises	7,603	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	(1,700)	—	(1,700)
Other comprehensive income, net of tax	—	—	—	—	—	—	268	268
September 30, 2024	161,292,723	$16	8,283,641	$—	$340,684	$62,589	$221	$403,510
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$835	$12,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,848	2,128
Deferred income taxes	421	(1,841)
Non-cash operating lease cost	6,211	2,138
Stock-based compensation	32,618	34,305
Accretion of discount on available-for-sale securities	(4,335)	(897)
Changes in operating assets and liabilities:
Accrued interest	(385)	—
Accounts receivable	(3,030)	550
Inventory	(4,356)	34,793
Prepaid expenses and other current assets	(7,965)	(1,563)
Other assets	(824)	18
Accounts payable	10,828	(4,092)
Accrued expenses	21,231	(9,496)
Accrued compensation and benefits	(1,905)	3,266
Sales tax payable	1,101	674
Gift card liability	(296)	807
Deferred revenue	1,723	551
Returns reserve	1,643	(818)
Income tax payable	(2,212)	9,670
Operating lease liabilities	(5,405)	(2,183)
Net cash provided by operating activities	50,746	80,647
Cash flows from investing activities:
Purchases of property and equipment	(13,658)	(9,733)
Purchases of available-for-sale securities	(191,379)	(65,805)
Maturities of available-for-sale securities	141,230	17,550
Net cash used in investing activities	(63,807)	(57,988)
Cash flows from financing activities:
Repurchases of Class A common stock	(7,277)	—
Proceeds from stock option exercises and employee stock purchases	268	763
Tax payments related to net share settlements on restricted stock units	—	(246)
Net cash (used in) provided by financing activities	(7,009)	517
Net change in cash and cash equivalents	(20,070)	23,176
Cash and cash equivalents, beginning of period	144,173	159,775
Cash and cash equivalents, end of period	$124,103	$182,951
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$2,174	$2,304
Lease assets obtained in exchange for new operating lease liabilities	$15,921	$3,206
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
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
The Company’s available-for-sale investments in debt securities are carried at fair value with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other expense on the Company’s condensed consolidated statements of operations. The Company did not record any credit losses on its available-for-sale debt securities in any of the periods presented. The Company determines gains or losses on the sale or maturities of short-term investments using the specific identification method and gains or losses are recorded in other income (expense) on the Company’s condensed consolidated statements of operations.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of September 30, 2024 and December 31, 2023.
Share Repurchases
Shares repurchased pursuant to the Company’s share repurchase program are retired and reflected as a reduction of the par value of Class A common stock within stockholders’ equity on the Company’s condensed consolidated balance sheets.
Direct costs incurred on share repurchases are recorded as part of the cost basis of each repurchase. The excess of cost basis over the par value of shares repurchased is recorded as a reduction to “Additional paid-in capital”.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve on the condensed consolidated balance sheets was $4.6 million and $3.0 million as of September 30, 2024 and December 31, 2023, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.2 million during the nine months ended September 30, 2024 related to the deferred revenue balance that existed at December 31, 2023. The Company recognized revenues of $3.1 million during the nine months ended September 30, 2024 related to redemptions from the gift card liability balance that existed at December 31, 2023. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
By geography:
United States	$118,441	$123,818	$346,801	$355,295
Rest of the world	21,768	18,546	56,925	45,433
	$140,209	$142,364	$403,726	$400,728
By product:
Scrubwear	$117,219	$114,927	$330,459	$328,031
Non-Scrubwear	22,990	27,437	73,267	72,697
	$140,209	$142,364	$403,726	$400,728
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
The following tables present the Company's cash equivalents and short-term investments by significant investment category and fair value level as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1(1):
Money market funds	$71,158	$—	$—	$71,158
U.S. government securities	106,106	173	—	106,279
Level 2(2):
Corporate paper	51,280	49	(1)	51,328
Total	$228,544	$222	$(1)	$228,765

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1(1):
Money market funds	$117,328	$—	$—	$117,328
U.S. government securities	64,630	12	—	64,642
Level 2(2):
Corporate paper	37,888	—	(7)	37,881
Total	$219,846	$12	$(7)	$219,851
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
4.    ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade	$8,783	$6,549
Other	1,716	920
	$10,499	$7,469
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Inventory deposits	$622	$3,012
Prepaid expenses	5,837	8,173
Prepaid taxes	11,011	—
Other	1,219	1,270
	$18,689	$12,455

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Furniture and fixtures	$2,177	$1,441
Office equipment	1,308	1,031
Machinery and equipment	19,056	2,753
Computer equipment	7,059	2,056
Software and website design	8,854	8,061
Leasehold improvements	5,249	3,696
Capital projects in progress	2,668	13,555
Total property and equipment	46,371	32,593
Less: accumulated depreciation and amortization	(10,976)	(7,729)
Property and equipment, net	$35,395	$24,864
Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2024 was $2.9 million and $4.8 million, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2023 was $0.8 million and $2.1 million, respectively
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued inventory	$11,608	$2,126
Accrued shipping	11,510	565
Accrued selling expenses	1,025	2,601
Accrued marketing expenses	2,207	466
Accrued legal	117	24
Other accrued expenses	2,569	2,124
	$29,036	$7,906
8.    FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of September 30, 2024, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of September 30, 2024, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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

9.    COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million and $1.6 million within sales tax payable on the Company’s condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023, respectively, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of September 30, 2024 were $52.4 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the three and nine months ended September 30, 2024 was $3.1 million, and $8.5 million, respectively. Operating lease expense for the three and nine months ended September 30, 2023 was $0.9 million, and $2.5 million, respectively.
Cash payments included in the measurement of operating lease liabilities were $7.7 million for the nine months ended September 30, 2024. Right of use assets obtained in exchange for operating lease liabilities were $15.9 million for the nine months ended September 30, 2024.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.

The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at September 30, 2024 were as follows:

Weighted-average remaining lease term	5.5 years
Weighted-average discount rate	6.6%
Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at September 30, 2024, were as follows (in thousands):

Remainder of 2024	$4,101
2025	13,254
2026	10,640
2027	11,175
2028	11,680
Thereafter	15,637
Total lease payments	$66,487
Less: Imputed interest	(10,588)
Total lease liabilities	$55,899
11.    INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended September 30, 2024 and 2023, the Company’s effective tax rate was 70.2% and 48.1%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to limitations on the deductibility of officer compensation and state taxes.
For the three months ended September 30, 2024 and 2023, the Company recorded an income tax benefit of $4.0 million and income tax expense of $5.7 million, respectively.
For the nine months ended September 30, 2024 and 2023, the Company’s effective tax rate was 57.4% and 48.0%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to limitations on the deductibility of officer compensation and state taxes.
For the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $1.1 million and $11.7 million, respectively.
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

As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(1,700)	$6,146	$835	$12,637
Denominator:
Weighted-average shares—basic	170,168,732	168,668,844	170,161,922	167,628,888
Effect of dilutive stock options	—	12,103,234	10,178,818	13,921,825
Effect of dilutive restricted stock	—	657,667	273,820	994,914
Weighted-average shares—diluted	170,168,732	181,429,745	180,614,560	182,545,627

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.01)	$0.04	$—	$0.08
Effect of dilutive stock options and restricted stock	—	(0.01)	—	(0.01)
Diluted earnings (loss) per share	$(0.01)	$0.03	$—	$0.07
The Company excluded the following weighted average common equivalent shares from the computation of diluted EPS for the three and nine months ended September 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options to purchase common stock	42,713,307	13,389,170	22,006,925	10,906,538
Restricted stock units	5,289,719	2,781,306	2,091,859	2,231,465
13.    SHARE REPURCHASE PROGRAM
On August 8, 2024, the Company’s board of directors authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A common stock, with no expiration date. Repurchases under the share repurchase program may be made from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. Open market repurchases have been and will be structured to occur in accordance with applicable federal securities law, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The share repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time, without prior notice. The timing, manner, price and amount of any repurchases have been and will be determined at the Company’s discretion, subject to business, economic and market conditions and other factors. Repurchases under the program have been and are expected to be funded from existing cash and cash equivalents. All repurchased shares under the share repurchase program have been and will be retired. During the three and nine months ended September 30, 2024, share repurchases included 1.5 million shares of Class A common stock for $7.3 million. As of September 30, 2024, the Company had $42.7 million available for future repurchases of its Class A common stock under the share repurchase program.

14.    SUBSEQUENT EVENTS
On November 4, 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with OOG, Inc. (“OOG”), a privately held company that offers an AI-powered, multi-disciplinary education platform for healthcare professionals. Heather Hasson, Executive Chair of the Company’s board of directors is founder and Chief Executive

Officer of OOG. The Company purchased 27,454,727 shares of OOG’s Series A-1 Preferred Stock for an aggregate price of $25.0 million in cash, representing a minority interest in OOG.
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
At September 30, 2024, we had approximately 2.7 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and nine months ended September 30, 2024, we had the following results compared to the same periods in 2023:
•Expanded our community of active customers by 3.8% from approximately 2.6 million at September 30, 2023 to approximately 2.7 million at September 30, 2024;
•Net revenues decreased from $142.4 million to $140.2 million, or 1.5%, for the three months ended September 30, 2024, and increased from $400.7 million to $403.7 million, or 0.7%, for the nine months ended September 30, 2024;

•Gross margin decreased 1.3 percentage points from 68.4% to 67.1% for the three months ended September 30, 2024, and 1.9 percentage points from 69.6% to 67.7% for the nine months ended September 30, 2024;
•Net income (loss) decreased from $6.1 million to $(1.7) million for the three months ended September 30, 2024, and from $12.6 million to $0.8 million for the nine months ended September 30, 2024;
•Net income (loss) margin decreased 5.4 percentage points from 4.2% to (1.2)% for the three months ended September 30, 2024 and decreased 2.9 percentage points from 3.1% to 0.2% for the nine months ended September 30, 2024;
•Adjusted EBITDA decreased from $24.4 million to $4.8 million for the three months ended September 30, 2024, and decreased from $59.4 million to $30.7 million for the nine months ended September 30, 2024, representing an Adjusted EBITDA Margin of 3.4% and 7.6%, respectively;
•Cash flows from operating activities decreased from $80.6 million to $50.7 million for the nine months ended September 30, 2024; and
•Free cash flow decreased from $70.9 million to $37.1 million for the nine months ended September 30, 2024.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding Adjusted EBITDA, Adjusted EBITDA Margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments
Fulfillment Enhancement

During the three months ended September 30, 2024, we completed our previously announced fulfillment enhancement project and transitioned all fulfillment operations from our current City of Industry, California facility to a new facility we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider. In connection with the project and transition, during the three months ended September 30, 2024, we incurred approximately $2.4 million in capital expenditures. We do not expect to incur additional material capital expenditure costs in connection with the project and transition. We believe the investments we are making in our fulfillment capabilities will enable us to more optimally serve our customers, drive efficiency and support us as we scale over the long term.

Logistics

As a result of ongoing conflict in the Middle East, there have been disruptions in commercial shipping transiting the Red Sea. Global ocean freight traffic has also generally been impacted, resulting in shipping delays and increased freight costs. As a result, during the three months ended September 30, 2024, we experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as elevated ocean freight rates and shipping costs. In addition, the International Longshoremen’s Association, which represents workers at East Coast ports, briefly went on strike during the three months ended September 30, 2024, which resulted in residual port congestion and increased shipping times across the industry. Although we have not experienced a material disruption to our supply chain or a material increase in costs as a result of Middle East conflict or the East Coast port-worker strike, we have proactively sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes and alternative ports, and using increased air freight from time to time. We have also pre-negotiated ocean freight shipping rates and adjusted our product launch schedule to account for delays. We expect that if there are continued or increased hostilities in the Middle East, or if the East Coast port-worker strike were to resume, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business—Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations” and “—Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.”
Supplier Transition

We have a third party supplier in Jordan that currently accounts for a majority of our production. Following allegations of labor conditions at this supplier that do not meet our high standards, we are working on transitioning away from this supplier, which includes identifying new suppliers. We plan to conduct this transition over time, in a responsible manner that takes into consideration the needs of our suppliers’ workers and without impacting our sourcing capacity and quality. However, this transition could subject us to additional costs and challenges, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business— Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks” and “—Any failure by us or our suppliers or manufacturers to comply with product safety, labor or other laws, provide safe conditions for our or their workers or use or be transparent about ethical business practices may damage our reputation and brand and harm our business.”
Minority Investment in OOG, Inc.
On November 4, 2024, we entered into a Series A Preferred Stock Purchase Agreement (the “Purchase Agreement”) with OOG, Inc. (“OOG”), pursuant to which the Company purchased 27,454,727 shares of OOG’s Series A-1 Preferred Stock for an aggregate price of $25.0 million (the “Transaction”), representing a minority interest in OOG. OOG offers an AI-powered, multi-disciplinary education platform for healthcare professionals. Heather Hasson, Executive Chair of the Company’s board of directors and beneficial owner of over 5% of the outstanding shares of the Company’s capital stock, is founder and Chief Executive Officer of OOG. The closing of the Transaction occurred simultaneously with the parties’ entry into the Purchase Agreement and related transaction documents. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the Transaction.
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

Results of Operations
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(as a percentage of net revenues)
Net revenues	$140,209	$142,364	100.0%	100.0%
Cost of goods sold	46,181	44,971	32.9	31.6
Gross profit	94,028	97,393	67.1	68.4
Operating expenses
Selling	38,599	32,195	27.5	22.6
Marketing	28,529	19,012	20.3	13.4
General and administrative(1)	35,529	36,232	25.3	25.5
Total operating expenses	102,657	87,439	73.2	61.5
Net income (loss) from operations	(8,629)	9,954	(6.2)	6.9
Other income, net	2,928	1,895	2.1	1.3
Net income (loss) before provision for income taxes	(5,701)	11,849	(4.1)	8.2
Provision for income taxes	(4,001)	5,703	(2.9)	4.0
Net income (loss)	$(1,700)	$6,146	(1.2)%	4.2%
(1) Includes stock-based compensation expense of $10.5 million and $12.0 million for the three months ended September 30, 2024 and 2023, respectively.
Net Revenues

	Three months ended September 30,		Change
	2024	2023	%
	(in thousands)
Net revenues	$140,209	$142,364	(1.5)%
Net revenues decreased by $2.2 million, or 1.5%, for the three months ended September 30, 2024, compared to the same period last year. The decrease in net revenues was driven primarily by a decrease in AOV, partially offset by an increase in orders from existing customers.
Cost of Goods Sold

	Three months ended September 30,		Change
	2024	2023
	(in thousands)
Cost of goods sold	$46,181	$44,971	2.7%
Gross profit	94,028	97,393	(3.5)%
Gross margin	67.1%	68.4%	(130) bps
Gross margin decreased by 1.3% for the three months ended September 30, 2024, compared to the same period last year. The decrease in gross margin was primarily driven by higher discounted sales and, to a lesser extent, product mix shift related to limited edition scrubwear.

Operating Expenses

	Three months ended September 30,		Change
	2024	2023	%
	(in thousands)
Operating expenses:
Selling	$38,599	$32,195	19.9%
Marketing	28,529	19,012	50.1%
General and administrative	35,529	36,232	(1.9)%
Total operating expenses	102,657	87,439	17.4%
Operating expenses increased by $15.2 million, or 17.4%, for the three months ended September 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 11.7 percentage points, primarily driven by increases in marketing and selling expenses, offset by a decrease general and administrative expenses, as described below.
Selling expense increased by $6.4 million, or 19.9%, for the three months ended September 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 4.9 percentage points. The increase in selling expense as a percentage of net revenues was primarily due to higher fulfillment expenses associated with the transition of our fulfillment operations to a new fulfillment center and higher shipping expenses due to lower AOV, partially offset by the accounting reclassification related to duty subsidies for international customers from selling expense to net revenues.
Marketing expense increased by $9.5 million, or 50.1%, for the three months ended September 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 6.9 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to higher digital and brand marketing expenses related to our 2024 Olympics campaign.
General and administrative expense decreased by $0.7 million, or 1.9%, for the three months ended September 30, 2024, compared to the same period last year and, as a percentage of net revenues, decreased by 0.2 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to lower stock-based compensation. This decrease was partially offset by an increase in depreciation and amortization expense related to our fulfillment center transition.
Other Income, Net

	Three months ended September 30,		Change
	2024	2023	%
	(in thousands)
Other income, net	$2,928	$1,895	54.5%
Other income, net increased by $1.0 million for the three months ended September 30, 2024, compared to the same period last year, primarily related to an increase in our interest income driven by higher short-term investment balances.
Provision for Income Taxes

	Three months ended September 30,		Change
	2024	2023	%
	(in thousands)
Provision for income taxes	$(4,001)	$5,703	(170.2)%
Provision for income taxes decreased by $9.7 million, or 170.2% for the three months ended September 30, 2024, compared to the same period last year, primarily due to a decrease in pre-tax income.

Results of Operations
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Nine months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net revenues	$403,726	$400,728	100.0%	100.0%
Cost of goods sold	130,299	121,625	32.3	30.4
Gross profit	273,427	279,103	67.7	69.6
Operating expenses
Selling	103,992	97,092	25.8	24.2
Marketing	68,778	56,965	17.0	14.2
General and administrative(1)	107,292	105,229	26.6	26.3
Total operating expenses	280,062	259,286	69.4	64.7
Net income (loss) from operations	(6,635)	19,817	(1.6)	4.9
Other income, net	8,595	4,483	2.1	1.1
Net income before provision for income taxes	1,960	24,300	0.5	6.0
Provision for income taxes	1,125	11,663	0.3	2.9
Net income	$835	$12,637	0.2%	3.1%
(1) Includes stock-based compensation expense of $32.4 million and $34.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Net Revenues

	Nine months ended September 30,		Change
	2024	2023	%
	(in thousands)
Net revenues	$403,726	$400,728	0.7%
Net revenues increased by $3.0 million, or 0.7%, for the nine months ended September 30, 2024, compared to the same period last year. The increase in net revenues was driven primarily by an increase in orders from existing customers, partially offset by a decrease in AOV.
Cost of Goods Sold

	Nine months ended September 30,		Change
	2024	2023
	(in thousands)
Cost of goods sold	$130,299	$121,625	7.1%
Gross profit	273,427	279,103	(2.0)%
Gross margin	67.7%	69.6%	(190) bps
Gross margin decreased by 1.9% for the nine months ended September 30, 2024, compared to the same period last year. The decrease in gross margin was primarily related to product mix shift, higher discounted sales, and, to a lesser extent, higher returns, partially offset by lower freight expense.

Operating Expenses

	Nine months ended September 30,		Change
	2024	2023	%
	(in thousands)
Operating expenses:
Selling	$103,992	$97,092	7.1%
Marketing	68,778	56,965	20.7%
General and administrative	107,292	105,229	2.0%
Total operating expenses	280,062	259,286	8.0%
Operating expenses increased by $20.8 million, or 8.0%, for the nine months ended September 30, 2024, compared to the same period last year. As a percentage of net revenues, operating expenses increased by 4.7 percentage points, primarily driven by increases in marketing, selling, and general and administrative expenses as a percentage of net revenues, as described below.
Selling expense increased by $6.9 million, or 7.1%, for the nine months ended September 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 1.6 percentage points. The increase in selling expense as a percentage of net revenues was primarily due to expenses associated with the transition of our fulfillment operations to a new fulfillment center and, to a lesser extent, a higher mix of promotional sales, partially offset by the accounting reclassification related to duty subsidies for international customers from selling expense to net revenues and lower fulfillment expenses associated with lower storage costs.
Marketing expense increased by $11.8 million, or 20.7%, for the nine months ended September 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 2.8 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to higher digital and brand marketing expenses related to our 2024 Olympics campaign.
General and administrative expense increased by $2.1 million, or 2.0%, for the nine months ended September 30, 2024, compared to the same period last year and, as a percentage of net revenues, increased by 0.3 percentage points. The increase in general and administrative expense as a percentage of net revenues was primarily due to increased investment in people, as well as an increase in depreciation and amortization expense related to our fulfillment center transition. These increases were partially offset by decreases in legal fees and stock-based compensation expense.
Other Income, Net

	Nine months ended September 30,		Change
	2024	2023	%
	(in thousands)
Other income, net	$8,595	$4,483	92.0%
Other income, net increased by $4.1 million for the nine months ended September 30, 2024, compared to the same period last year, primarily related to an increase in our interest income driven by higher short-term investment balances.
Provision for Income Taxes

	Nine months ended September 30,		Change
	2024	2023	%
	(in thousands)
Provision for income taxes	$1,125	$11,663	(90.4)%

Provision for income taxes decreased by $10.5 million, or 90.4% for the nine months ended September 30, 2024, compared to the same period last year, primarily due to a decrease in pre-tax income.
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
Active Customers, Net Revenues per Active Customer, and Average Order Value

We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of September 30, 2024 and 2023, respectively, are presented in the following table:

	As of September 30,
	2024	2023
	(in thousands)
Active customers	2,673	2,576

We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers. Net revenues per active customer as of September 30, 2024 and 2023, respectively, are presented in the following table:

	As of September 30,
	2024	2023
Net revenues per active customer	$205	$212

We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three and nine months ended September 30, 2024 and 2023, respectively, are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average order value	$108	$114	$112	$114
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
The following table reflects a reconciliation of Adjusted EBITDA to Net Income, the most directly comparable financial measure prepared in accordance with GAAP and presents Adjusted EBITDA Margin with Net Income Margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except margin)
Net income (loss)	$(1,700)	$6,146	$835	$12,637
Add (deduct):
Other income, net	(2,928)	(1,895)	(8,595)	(4,483)
Provision for income taxes	(4,001)	5,703	1,125	11,663
Depreciation and amortization expense(1)	2,885	756	4,848	2,128
Stock-based compensation and related expense(2)	10,544	13,713	32,506	36,195
Expenses related to non-ordinary course disputes(3)	—	—	—	1,256
Adjusted EBITDA	$4,800	$24,423	$30,719	$59,396

Net revenues	$140,209	$142,364	$403,726	$400,728
Net income (loss) margin(4)	(1.2)%	4.2%	0.2%	3.1%
Adjusted EBITDA margin	3.4%	17.2%	7.6%	14.8%
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
The following table presents a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$50,746	$80,647
Less: capital expenditures	(13,658)	(9,733)
Free cash flow	$37,088	$70,914
Liquidity and Capital Resources
As of September 30, 2024 and December 31, 2023, we had $124.1 million and $144.2 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of September 30, 2024, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. Repurchases under the share repurchase program may be made from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. Open market repurchases have been and will be structured to occur in accordance with applicable federal securities law, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time, without prior notice. The timing, manner, price and amount of any repurchases have been and will be determined at our discretion, subject to business, economic and market conditions and other factors. Repurchases under the program have been and are expected to be funded from existing cash and cash equivalents. During the three months ended September 30, 2024, we repurchased 1,488,862 shares of our Class A common stock for approximately $7.3 million, and as of September 30, 2024 had $42.7 million available for future repurchases under the share repurchase program.
In November 2024, we entered into a Series A Preferred Stock Purchase Agreement with OOG, pursuant to which the Company purchased 27,454,727 shares of OOG’s Series A-1 Preferred Stock for an aggregate price of $25.0 million, representing a minority interest in OOG. See Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the transaction.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Cash flows from operating activities	$50,746	$80,647
Cash flows from investing activities	(63,807)	(57,988)
Cash flows from financing activities	(7,009)	517
Net change in cash and cash equivalents	$(20,070)	$23,176
Operating Activities
Cash flows from operating activities consists primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities were $50.7 million for the nine months ended September 30, 2024, a decrease of $29.9 million compared to the same period last year. We saw a decrease in cash provided from operating activities as a result of a decrease in our net income, excluding the impact of non-cash adjustments, of $7.8 million. In addition, operating cash flows decreased due to higher inventory purchases of $39.1 million, the timing of cash payments for income tax payables of $11.9 million, the timing of cash payments for prepaid expenses and other current assets of $6.4 million, the timing of cash payments of accrued compensation and benefits of $5.2 million, and the timing of cash receipts from accounts receivable of $3.6 million. The decrease in operating cash flows was partly offset by the timing of cash payments related to accrued expenses of $30.7 million and accounts payable of $14.9 million.
Investing Activities
Cash flows from investing activities relate to capital expenditures and the purchases and maturities of investments.
Cash flows used in investing activities increased by $5.8 million for the nine months ended September 30, 2024, compared to the same period last year. The increase in cash flows used in investing activities was primarily due to higher purchases of available-for-sale securities of $125.6 million and higher capital expenditures of $3.9 million, partially offset by higher maturities of available-for-sale securities of $123.7 million.
Capital expenditures during the nine months ended September 30, 2024 were primarily related to the purchases of machinery and equipment, investments of capital projects in progress, and purchases of computer equipment.
Capital expenditures during the nine months ended September 30, 2023 were primarily related to capitalized software development costs, purchases of computer equipment, and purchases of warehouse machinery and equipment.
Financing Activities
Cash flows from financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.

Cash flows used in financing activities of $7.0 for the nine months ended September 30, 2024 was primarily attributable to repurchases of Class A common stock.
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
Refer to Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the nine months ended September 30, 2024.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint. Briefing on that motion had been completed. The parties have since agreed, with the court’s approval, to engage in limited supplemental briefing, which is ongoing.

On June 2, 2023, a putative stockholder, Paige McMurtrie, filed a derivative lawsuit against us and certain of our current and former executive officers, directors and stockholders in the United States District Court for the Central District of California. The derivative complaint alleged factual allegations largely tracking allegations made in the Class Action Securities Litigation and sought, among other things, damages and restitution to be paid to the Company by the individual defendants, governance changes and attorney’s fees and costs. On June 8, 2023, the plaintiff voluntarily dismissed that action brought in the Central District of California and re-filed it in the United States District Court for the District of Delaware (the “McMurtrie Action”). On July 11, 2023, another putative stockholder, Andrew Wubben, filed a derivative lawsuit asserting claims and factual allegations that were materially equivalent to the McMurtrie Action (the “Wubben Action”). On July 31, 2023, the parties to the McMurtrie Action and Wubben Action filed a stipulation to consolidate those actions and any future actions that may be filed based on the same claims and factual allegations (collectively, the “Consolidated Federal Court Derivative Action”). On September 25, 2023, the parties to the Consolidated Federal Court Derivative Action filed a stipulation voluntarily staying the Consolidated Federal Court Derivative Action until (1) the dismissal of the Class Action Securities Litigation, with prejudice, and exhaustion of all related appeals; or (2) the denial of any motion to dismiss the Class Action Securities Litigation in whole or in part; or (3) any of the parties to the Consolidated Federal Court Derivative Action provides 30-day notice that they no longer consent to the voluntary stay of the Consolidated Federal Court Derivative Action. On September 20, 2023, another putative stockholder, Osayi Lawani, filed a derivative lawsuit in the Central District of California asserting claims and factual allegations that were materially equivalent to the Consolidated Federal Court Derivative Action (the “Lawani Action”). The Lawani Action was then dismissed, re-filed in the United States District Court for the District of Delaware, and consolidated into the Consolidated Federal Court Derivative Action.

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
Risks Related to Our Business
Our historical growth may not be sustainable or indicative of future results.
Our historical rate of growth may not be sustainable or indicative of our future results. We believe that growth in net revenues, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks and difficulties described elsewhere in this “Risk Factors” section. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. Any of these factors could cause our net revenues growth to slow or decline and may adversely affect our margins and profitability. Even if our net revenues increase, we expect that our growth rate could be negatively impacted due to a number of other reasons, including if there is a slowdown in the growth of demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. Failure to grow our net revenues or improve or maintain margins would adversely affect our business, financial condition and results of operations. You should not rely on our historical rate of growth as an indication of our future performance.
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
In addition, we are required to manage relationships with a growing number of customers, suppliers, manufacturers, distributors and other third parties. If we are unable to expand supply, manufacturing and distribution capabilities when required, or our information technology systems and our other processes are inadequate to support the future growth of these relationships, we could, and from time to time have, experienced delays in customer service and order response and shipping times, which could adversely impact our reputation and brand. If we are unable to manage the growth of our organization effectively, our business, financial condition and results of operations may be adversely affected.
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
•    complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, customer product safety, sustainability disclosure, artificial intelligence and data privacy and security frameworks, such as the EU General Data Protection Regulation 2016/679 (the “GDPR”) and the UK GDPR;
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
•    fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•    political or social unrest, economic instability or armed conflict in a specific country or region in which we operate, including, for example, Russia’s invasion of Ukraine and conflict in the Middle East.
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
We currently rely on third-party global logistics and shipping providers to ship raw materials, receive inbound inventory and deliver our products. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in delivering inventory, processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges or surge pricing have in the past and may in the future adversely impact our margins and profitability. For example, volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, conflict in the Middle East and other wars or armed conflicts, and changes in global supply generally, have from time to time resulted in higher fuel prices, which shipping companies have from time to time passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result of these and other factors, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.
Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, or terrorism. For example, as a result of ongoing conflict in the Middle East, there has been an increase in attacks on commercial vessels transiting the Red Sea, causing disruptions in an important route for global trade. Such disruptions have affected global ocean freight traffic, caused shipping delays and increased freight costs. As a result, we have experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as elevated ocean freight rates and shipping costs. Although we have not experienced a material disruption to our supply chain and have sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes and alternative ports, using increased air freight from time to time, pre-negotiating ocean freight shipping rates, and adjusting our product launch schedule to account for delays, we expect that if there are continued or increased hostilities in the Middle East, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.
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
We have in the past experienced, and may in the future experience, shipping delays for other reasons outside of our control. For example, weather, fires, floods, power loss, earthquakes, or other events specifically impacting our or other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely, may negatively our ability to ship raw materials, receive inbound inventory and ship merchandise to customers efficiently and cost-effectively. A strike, threat of a strike, work slow-down or other disruptions at any of our third-party global providers, other parcel carriers or by port workers at major international shipping hubs, including at the ports of Los Angeles, Long Beach, New York and New Jersey, each of which we use to import our products into the U.S., could also significantly disrupt our business. For instance, the International Longshoremen’s Association, which represents workers at east coast ports, briefly went on strike during the three months ended September 30, 2024. As a result, to mitigate delays, we selected new vessel routes, used additional air freight and adjusted our product launch schedule accordingly. Additional strikes in the future could adversely affect our business, financial condition and results of operations.
We are also subject to risks related to damaged or lost goods by our inbound and outbound shipping vendors, which has occurred from time to time. If our goods are damaged or lost during transit, or not delivered in a timely fashion, our brand reputation could be adversely affected. Our customers could also become dissatisfied, require refunds or other financial accommodations and/or cease buying products from us. In addition, some claims may not be fully covered under our insurance policies or exceed recoverable limits. We may also incur additional costs shipping replacement goods and in maintaining heightened customer support, which has occurred from time to time. In such cases, our business, financial condition and results of operations could be adversely affected.

If we experience problems with our distribution and warehouse management systems, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.

During the three months ended September 30, 2024, we completed our previously announced transition of all fulfillment operations from our previous City of Industry location to a new fulfillment center we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider and is now our sole location for product distribution. We also from time to time rely on several additional third-party storage locations to house inventory and plan to open a fulfillment facility in Canada in the future. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment, storage and retail operations, and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures, some of which have occurred from time to time. In addition, because all of our products are distributed from our Goodyear fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center and storage locations. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.
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
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions, economic conditions or consumer confidence in future economic conditions and geopolitical conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-

offs, increases in donations and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brand.
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
As of September 30, 2024, our supply chain consisted of a diversified network of global production partners spread across multiple continents. Within our supply chain, we source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with manufacturing partners that produce our products in facilities located in South East Asia, China, South America and Jordan. The majority of our products currently in inventory were produced by a limited number of our largest manufacturing suppliers in South and South East Asia and the majority of production currently occurs at a third party supplier in Jordan, although we are working on transitioning away from this supplier, following allegations of labor conditions at this supplier that do not meet our high standards. We are continuously working to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically, as well as strategically refining our manufacturing base into high-quality manufacturing partners to improve product quality and consistency. We believe these efforts will enhance our product innovation, quality and lead times across product categories, as well as maintain our commitment to act ethically and with social responsibility in how our products are made. However, these efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
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
Substantially all of our suppliers and manufacturers are located outside of the United States, and as a result, we are subject to risks associated with doing business abroad, including:
•    the imposition of new laws and regulations, including those relating to our due diligence and disclosure of our supply chain as well as sustainability, labor conditions, quality and safety standards, imports, duties, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us or cause us to seek alternate suppliers or manufacturers. For example, there have been allegations that labor conditions at a Jordanian supplier of ours do not meet our high standards, and as a result, we are working on transitioning away from that supplier. While we rely on our manufacturers’ and suppliers’ compliance reporting as well as contractual provisions in our vendor manual in order to comply with regulations applicable to our products, expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements.
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
Increases in labor costs could also force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could adversely affect our business, financial condition and results of operations. In addition, the job market in Southern California, where our principal offices and the majority of our employees are located, is very competitive. If prevailing rates are driven higher by market forces or otherwise but we fail to pay such higher wages, we could suffer increased employee turnover, adversely affecting our business. While none of our employees is currently covered by a collective bargaining agreement, any attempt by our employees to organize a labor union could also result in increased legal and other associated costs.
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
As part of our completed fulfillment enhancement project, we expanded our fulfillment capacity and technological functionality. In so doing, during the three months ended September 30, 2024, we completed our previously announced transition of all fulfillment operations from our previous City of Industry location to a new fulfillment center we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider. We also plan to open a facility in Canada and may open additional facilities in the future as our business expands. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. Moreover, the expansion of fulfillment operations could result in significantly increased costs, expenses and/or shipping times, disruptions and complications related to inventory planning and product launch schedules, impeded customer service and reduced sales. The expansion of our fulfillment capacity from time to time has also put pressure on our managerial, financial, operational and other resources, as well as temporarily affected shipping times, caused shipping disruptions and resulted in increased costs. We cannot assure you that we will be able to locate additional suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
The use of artificial intelligence could adversely affect our business.

We use artificial intelligence for certain internal business purposes, including in the operation of our Goodyear, Arizona fulfillment center and administrative tasks. We may expand our use of artificial intelligence into other areas of our business, including in customer facing applications. Issues relating to our use of new technologies such as artificial intelligence may cause us to experience operational disruptions, reputational harm, competitive harm, legal liability and new or enhanced regulatory scrutiny, and to incur additional costs to resolve such issues. For example, artificial intelligence is based on predictive analytics, which can include unexpected biases and lead to discriminatory outcomes. In addition, perceived or actual technical, legal, privacy, security, ethical or other issues relating to the use of artificial intelligence could undermine the decisions, predictions or analysis that such tools produce and create additional risks, such as risks of cybersecurity incidents. Further, use of artificial intelligence platforms by our team members, whether authorized or unauthorized, may increase the risk that our proprietary information will be unintentionally disclosed or undermine our claims to certain intellectual property. Any of the foregoing, as well our failure to responsibly deploy artificial intelligence in our operations or the failure of artificial intelligence systems, could adversely affect our business, financial condition and results of operations.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders, along with Thomas Tull, chairman and chief executive officer of Tulco, LLC, represent a majority of the voting power of our outstanding capital stock as of September 30, 2024.

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

In August 2024, our board of directors authorized a share repurchase program to repurchase up to $50.0 million of our outstanding Class A common stock, with no expiration date. As of September 30, 2024, we had $42.7 million available for future repurchases of our Class A common stock under the share repurchase program. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. In addition, the terms of our credit agreement with Bank of America, N.A., impose conditions on our ability to repurchase shares. The share repurchase program may be modified, suspended or terminated at any time, without prior notice, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents and marketable securities. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
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
Our principal offices are located in Southern California, and our sole fulfillment center is located in Goodyear, Arizona. Each of our locations is vulnerable to damage, and natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors. Certain of these events may become more frequent or intense due to climate change. Climate change may also contribute to chronic changes in the physical environment, such as changes in ambient temperature and precipitation patterns as well as sea-level rise, which may also have adverse impacts on our operations. In particular, these and other types of catastrophic events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, the COVID-19 pandemic previously negatively impacted global supply chains and from time to time caused challenges to logistics, including causing ocean freight reliability and capacity issues, increased volatility in ocean freight transit times, port congestion, increased ocean and air freight rates, labor shortages and ocean freight delays. As a result, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, experienced delays and shutdowns, and could experience delays and shutdowns again in the future as a result of a future pandemic.
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
Recent Sales of Unregistered Securities
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
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program(2) (in thousands)
July 1-July 31, 2024	—	$—	—	$—
August 1-August 31, 2024	1,488,862	$4.88	1,488,862	$42,738
September 1-September 30, 2024	—	$—	—	$42,738
Total	1,488,862	$4.88	1,488,862	$42,738

(1) The repurchases may be executed from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. See Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our $50.0 million share repurchase program with no expiration date, which was publicly announced on August 8, 2024.
(2) Average price paid per share and approximate dollar value of shares that may yet be repurchased exclude broker commissions and estimated excise taxes associated with the repurchases.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

On August 13, 2024, Sarah Oughtred, our Chief Financial Officer, entered into a sell-to-cover instruction letter (the “Instruction Letter”) that provides for sales of only such number of shares of Class A common stock as are necessary to satisfy the applicable tax withholding obligations arising exclusively from the vesting or settlement of restricted stock units (“RSUs”) granted to Ms. Oughtred under the Company’s 2021 Equity Incentive Award Plan, or any successor plan. The Instruction Letter is a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and is intended to satisfy the affirmative defense of Rule 10b5-1(c).

The Instruction Letter will remain in effect so long as taxes are required to be paid upon the vesting or settlement of RSUs awarded or to be awarded, unless the Instruction Letter is earlier terminated. The total number of shares of Class A common stock that may be sold pursuant to the Instruction Letter is not determinable.

Except for the foregoing, during the three months ended September 30, 2024, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

FIGS, INC.

Date: November 7, 2024	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Sarah Oughtred
	Name:	Sarah Oughtred
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)