Form 10-K
period 2024-12-31
FIGS, Inc.
filed 2025-02-27
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's Class A Common Stock on the New York Stock Exchange on June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, was $687,468,181.
As of February 14, 2025, there were 154,236,572 shares of the Registrant’s Class A common stock, par value $0.0001, outstanding and 8,283,641 shares of the Registrant’s Class B common stock, $0.0001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans regarding international expansion and our TEAMS business; our plans for evolving our sourcing capabilities and strategically refining our manufacturing base; product innovation; the impact of, and expectations related to, our transition to our new fulfillment center; our plans to open additional fulfillment facilities in the future; our transition away from a key third party supplier in Jordan; the impact of conflict in the Middle East on our business; the impact of a future port-worker strike on our business; the impact of tariffs and prevailing trade policies on our business; the impact of future laws, regulations and executive orders on our business; our plans for the use of artificial intelligence; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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
•If our marketing efforts are not successful, our business, financial condition, and results of operations could be harmed.
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
•If we experience problems with our distribution center’s operational infrastructure, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.
•If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
•Consumer confidence, shopping behavior, and spending have been and may continue to be negatively impacted by factors beyond our control, including supply chain disruptions, inflation, tariffs, high interest rates, fear of recession or entry into a recession, geopolitical tensions and military conflicts, and healthcare workforce-related stress, which may adversely affect our business, financial condition and results of operations.
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
•The dual-class structure of our common stock, the voting agreement among us and our co-founders, Heather Hasson and Trina Spear, and certain related persons and trusts, and the stockholders agreement among us, Baron Capital Management, Inc. and BAMCO, Inc., may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
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
By elevating scrubs and creating premium products for healthcare professionals, we revolutionized the large and fragmented healthcare apparel market, branded a previously unbranded industry and de-commoditized a previously commoditized product. Most importantly, we built a community and lifestyle around a profession. As a result, we have become the industry’s category-defining healthcare apparel and lifestyle brand.
We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through our direct-to-consumer (“DTC”) digital platform, consisting of our website, mobile app and B2B business (“TEAMS”). We also operate physical retail stores, which we call Community Hubs, and which represent a first-of-its-kind retail experience for healthcare professionals.
Our offerings include scrubwear and non-scrubwear, such as outerwear, underscrubs, footwear, compression socks, lab coats, loungewear and other apparel. We primarily design all of our products in-house, leverage third-party suppliers and manufacturers to produce our product components and finished products, and generally utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively coordinate with our suppliers on every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a dynamic merchandising model with lessened inventory risk, as a result of the largely non-discretionary, replenishment-driven nature of scrubwear and a focus on our core scrubs offerings.
We also use our voice to celebrate Awesome Humans in aspirational, creative and unexpected ways, and we leverage social media platforms to listen to, engage with, understand and better serve our community at scale. Our Ambassador Program consists of Awesome Humans from around the world who represent a diverse cross-section of the healthcare industry and help us interact with our community and drive engagement. Our differentiated approach to creating authentic and meaningful relationships with our community has allowed us to build a growing base of approximately 2.7 million active customers as of December 31, 2024 who are passionate about and loyal to our brand.
In line with our purpose-driven mission, giving back is ingrained in everything we do at FIGS and has been from the beginning. When we started FIGS, we created an initiative called Threads for Threads to donate scrubs to healthcare professionals who work in resource-poor countries and lack the proper uniforms to do their jobs safely. To date, through Threads for Threads, we have donated hundreds of thousands of FIGS scrubs and other products to healthcare professionals in need around the world. We have also given in a variety of other ways, including through medical giving trips, tuition and student loan repayment grants, financial support to charitable organizations, and a wide range of other partnerships and giving initiatives that support our healthcare community and the communities that they serve every day. For example, in 2021, we made a $500,000 multi-year commitment to fund the development of an operating theater and ICU in Kenya, which opened in early 2024. We also have developed an advocacy program, through which we are actively lobbying for the FIGS Advocacy Platform. The FIGS Advocacy Platform is designed to address the biggest challenges facing healthcare professionals today, including the need for equitable compensation, access to mental health services, workplace safety, reduced administrative burdens, and training. As part of this program, we launched the FIGS Advocacy Hub, a grassroots platform we created to enable our community to learn about the most important policy developments affecting them, and where they can advocate for real change through FIGS. In addition to our many other philanthropic efforts, advocacy at FIGS will continue to be an important way in which we support our community of Awesome Humans.

Our Market Opportunity
Demand for Healthcare Professionals is Projected to Grow.
As of 2024, there were approximately 23 million healthcare and social assistance industry sector workers in the United States, according to the U.S. Census Bureau and U.S. Bureau of Labor Statistics. Furthermore, according to the U.S. Bureau of Labor Statistics, as of August 2024, healthcare and social assistance jobs are projected to have the largest growth and be the fastest growing of any sector from 2023 to 2033. With an expanding aging population, proliferation of chronic illness, greater access to healthcare in the United States and an increasing focus on health and wellness, the demand for healthcare professionals continues to grow.
Healthcare Apparel Is a Large, Growing and Largely Non-Discretionary Industry.
We believe the healthcare apparel industry is positioned for long-term growth driven by several key industry dynamics. Unlike most other categories in the apparel sector, we believe that scrubwear, due to its frequent wear as a uniform, is largely non-discretionary and resistant to recessionary pressures, replenishment-driven and less susceptible to fashion or fad risk. In addition, hospitals, medical offices, clinics and laboratories routinely require healthcare professionals such as doctors, nurses and medical technicians to wear scrubs, lab coats and other medical apparel during every shift, and the vast majority of medical professionals purchase their own uniforms. Finally, we believe the healthcare apparel industry will be supported by the long-term secular growth of the healthcare sector.
The Industry Has Historically Lacked Innovation and Has Fundamentally Changed
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
We believe that key limitations of industry incumbents include: (i) commoditized products that are notoriously ill-fitting, uncomfortable, and lacking in design and functionality; (ii) limited non-scrubwear offerings; (iii) brand obscurity and limited brand loyalty resulting from sales under third-party licenses and lack of control over the product; (iv) antiquated distribution through a fragmented network of discount brick-and-mortar medical supply stores and lacking DTC distribution; (v) lack of a direct connection with the end customer; and (vi) structurally challenged margin profiles impacting incumbent manufacturers’ ability to invest in product innovation, marketing and customer experience.
What Sets Us Apart
We believe that the following competitive strengths have been key drivers of our success to date and strategically position us for continued success.
Deeply Passionate, Loyal Community
By December 31, 2024, our deeply loyal community consisted of approximately 2.7 million active customers. Our brand awareness is driven largely by word of mouth among healthcare professionals who are passionate about FIGS, and whose passion quickly spreads through hospitals and healthcare institutions, where thousands of healthcare professionals often work in close proximity to one another. In addition, through our digital platform, Community Hubs and social media presence, we provide venues for our community to engage with each other on common ground. We are proud that our products and digital platform are connecting healthcare professionals and bridging gaps that previously existed across varying disciplines and experience levels.
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

Industry-Leading Product Innovation with Purpose
Our design philosophy is rooted in Technical Comfort— the conviction that design, comfort and function are non-negotiable. As such, we deliver innovation across fabric, function, fit and style, all of which is led by comfort and performance. We strive to create the most innovative, functional, comfortable and stylish healthcare apparel in the industry designed to specifically address the needs of healthcare professionals—extraordinary people who deserve to look, feel and perform at their best. Our innovative products are designed, sourced and manufactured from the fiber level and our flagship proprietary FIONx fabric technology is made from what we believe to be the best combination of materials, core-spun for maximum durability to withstand the demands of a healthcare professional’s work without sacrificing comfort. FIONx technical features include four-way stretch, anti-odor, anti-wrinkle and moisture-wicking properties. Our scrubs also feature easy-to-access zippered pockets for professional and personal items such as stethoscopes, scissors, smartphones and ID badges. Our non-scrubwear offerings, such as outerwear, underscrubs, footwear, compression socks, lab coats and loungewear, are also specifically designed for the needs and preferences of the healthcare community.
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
Each of our DTC digital platform and Community Hubs also give us access to valuable real-time customer data. We leverage our rich customer data set, bolstered by the inherent benefits of our DTC model and close connection to our customers, to serve our community more effectively and efficiently. We also develop proprietary and customized data solutions designed to optimize our product innovation, inventory analytics, marketing efforts, website performance and operational efficiency. Our data team works directly with key functional areas of the Company, including product design and merchandising, customer acquisition and retention, demand forecasting and inventory optimization, engineering, Community Hubs, international and customer experience. This approach enables us to gather and manage extensive data, and rapidly and directly apply that data to deliver valuable insights that improve our core operating activities and decision-making processes, including with respect to our supply chain, inventory management, new product development, Community Hub experience and international markets. Our vast and growing data set also plays a critical role in driving new customer acquisition as well as in our community engagement and customer retention strategy.
Dynamic Merchandising and Product Launch Model
We have developed a dynamic merchandising strategy, anchored by our recurring, functional offering of core scrubwear styles and colors we offer year round. As of December 31, 2024, we offered 15 core scrubwear styles in nine core colors. In 2024, our core scrubwear styles represented over 66% of our net revenues. We also offer non-scrubwear products, which together with our scrubwear, are intentionally designed to be worn as a layering system from base layer to outer layer. We also frequently launch limited edition colors, limited edition styles or new products, which not only drive excitement, but also drive our core business by encouraging recurring traffic to our digital platform. We utilize a disciplined buying approach for limited edition products, with generally shallow initial buys and data-driven repurchasing decisions to lower inventory risk, create scarcity and drive recurring demand. As an additional benefit, our product portfolio has resulted in a return rate of approximately 10% from 2021 through 2024, which is far lower than the broader online apparel return rates that tend to be in the 30% to 40% range.
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
There are two primary categories within the FIGS Layering System—scrubwear and non-scrubwear:
•Scrubwear. We redefined scrubs, engineering them for function and taking cues from performance sports apparel, to create exceptionally comfortable and technical products to help healthcare professionals look good, feel good and perform at their best. Within the scrubwear category, as of December 31, 2024, we had 15 core styles that are available on our digital platform year-round. These core scrubwear styles consisted of four women’s scrub tops, four women’s scrub pants, one women’s scrub jumpsuit, two men’s scrub tops and four men’s scrub pants. We offered these core styles in nine core colors and in limited edition colors. Additionally, we frequently launch limited edition scrubwear styles in both core and limited edition colors and transition limited edition scrubwear styles and colors to our core collection from time to time, based on customer feedback and sales performance.
•Non-Scrubwear. Our non-scrubwear products are intentionally designed as an integrated system that complements our scrubwear, and are comprised of “base layer” and “outer layer” products. Base layer products are those designed to be worn under scrubs and include compression socks, underscrubs, and under underscrubs. Our underscrubs include sports bras, performance leggings, performance tops, and super-soft pima cotton tops. Our under underscrubs include several styles of underwear. Outer layer products include footwear, lab coats, and a variety of vests, jackets and fleeces. Our non-scrubwear product offerings also include our FIGSPRO offerings, which is our polished and performance-driven office-ready collection, as well as loungewear, which is our collection designed for off-shift moments. We also partner with New Balance to design and offer shoes that provide greater support, traction, cushion and moisture-repellent qualities that our healthcare professionals need. We also offer necessities such as scrub caps, lanyards, badge reels, tote bags, baseball caps, and beanies.
Our TEAMS Business
We have built a differentiated B2B custom platform, known as TEAMS, to revolutionize, consumerize, and elevate what had previously been an outdated buying process for institutional customers. Through TEAMS, healthcare administrators and institutions can seamlessly and efficiently solicit individual orders and buy FIGS products for their organizations. Our TEAMS business is centered around partnering with institutional departments, medical offices and concierge clinics that wish to standardize and professionalize their organizations’ uniforms.
Our Community Hubs
We currently operate two physical retail stores, which we call Community Hubs, and we plan to open additional Community Hubs in the future. Our Community Hubs are more than just a shopping experience—in addition to enabling healthcare professionals to feel, try on and buy their favorite FIGS products, they allow them to connect with one another and engage more fully with the FIGS community. Our Community Hubs are intentionally designed to host events to celebrate healthcare professionals, provide programming on important issues that impact them, and create opportunities to network and share their stories.
Our International Strategy
We currently ship to 32 countries outside of the United States, across North America, Central America, South America, Europe, the Asia Pacific region and the Middle East. As part of our global expansion, we work to localize our site experience as well as build out organic and paid marketing channels via our ambassador network and digital marketing. Disrupting global healthcare apparel through continued international expansion is a key component of our overall business strategy.
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
Our Marketing Strategy
Building a deep connection with our community, by driving awareness and engagement through powerful storytelling is core to our strategy. In so doing, we create both differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion.
Brand Marketing
We attract and retain customers in large part through our unique ability to engage with our community, which we do across multiple channels, including marketing campaigns, social media, our Ambassador Program, brand activations and brand collaborations.
Marketing campaigns. Most of our creative assets are created in-house, allowing us to launch campaigns at an accelerated pace to celebrate the products we bring to market and the people who will wear them. We launch fully integrated marketing campaigns that feature Awesome Humans in larger-than-life scenarios, bringing the people, their profession and our brand to life. We also launch campaigns highlighting our product innovation and the story behind FIGS. Campaigns are launched through a holistic, multi-media strategy, where consistent messaging and imagery are woven through every platform and channel, including email, digital, display, site, mobile app, Community Hubs, direct-mail, commercials, social media and ambassadors. We believe our campaigns and inspiring messaging contribute to high brand affinity among our community.
Social Media. We were the first healthcare apparel company to have a significant presence on social media. We use social media to foster a dialogue with our community and grow an enthusiastic, highly engaged fan base. Today, we have over 1.2 million followers on Instagram, which is over twice the number of followers of our nearest DTC competitor. We are proud of our robust following and above-average engagement rate.
Our Ambassador Program. We were the first company to have brand ambassadors in the healthcare apparel industry, providing a platform for healthcare professionals to tell their stories. Our Ambassador Program consists of Awesome Humans from around the world, representing a diverse array of specialties and levels of experience across various professions and geographies. We have formed deep and meaningful relationships with our ambassadors and their loyalty, love and involvement with our brand fosters organic sharing, storytelling and intimate connections with the millions of healthcare professionals in our community. Our Ambassador Program is a microcosm of our FIGS community—they are invaluable to us, they inspire and inform everything we do and we would not be where we are today without them.
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

Brand Collaborations. We seek and establish marketing and branding collaborations with other brands that are leaders in their industries, have similar values to FIGS and complement our own core capabilities. These brands have included New Balance, the United States Olympic and Paralympic Committee, Star Wars, Eko Health and Everton Football Club. As part of these partnerships, we often produce co-branded content to help further increase our brand awareness.
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
Our Technology
In addition to our use of data analytics, we internally develop custom, proprietary technology solutions where doing so would be a true differentiator and core to the unique needs of our community, and we otherwise leverage best-of-breed, third-party components and software to help build out our platform capabilities. Consistent with this philosophy, we created our own headless digital platform, which is a fully customized front-end architecture that allows our community of healthcare professionals to experience features and functionality that are specifically tailored to their needs. We then combine that customized presentation layer with the backend engine from Shopify, which is a proven and industry-leading eCommerce solution. We have also developed a customized iOS app to drive more meaningful engagement with our healthcare community. The features of our app extend beyond enhancing the purchase experience, enabling us to connect more deeply with our healthcare community through personalization and relevant content. By pairing our own in-house technology with cloud software, we have been able to create a truly differentiated user experience that we can adjust as necessary.
Our Supply Chain
We have built a supply chain that is optimized for our business and through which we control the design, development and fulfillment of our products.
Sourcing and Manufacturing

We have a diversified and flexible supply chain that leverages global third-party suppliers and manufacturers spread across multiple continents to produce our raw materials, product components and finished products. We directly and actively coordinate with our suppliers and manufacturers on every step of our product development and production process. We believe our approach has enabled us to produce premium products through greater control of the end-to-end production process.
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

The 15 core scrubwear styles that we produce year-round represented over 66% of our net revenues in 2024. Similar to our core FIONx fabric, the continuous production of our core scrubwear styles provides us with consistency and scale in our production.
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
We purchase our finished product from our manufacturers on a purchase order basis, and while we currently utilize certain sourcing agent services to identify potential suppliers and manufacturers and to help manage such relationships, we do not have any long-term agreements requiring us to use any particular supplier or manufacturer. We generally have long-standing relationships with our vendors, which are strengthened by the consistency and longevity of our core fabric and core style profile. We also source new suppliers and manufacturers to support our ongoing innovation and growth, particularly in our non-scrubwear categories. We are continuously working to strengthen our sourcing and manufacturing capabilities, which includes diversifying certain manufacturing operations geographically, as well as strategically refining our manufacturing base into high-quality manufacturing partners to improve product quality and consistency.
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
As part of our quality assurance procedures, FIGS team members visit all Tier I Suppliers on average two times each month, and make periodic visits to our Tier I Suppliers’ direct suppliers (“Tier II Suppliers”), to the extent nominated by FIGS, to review their operations and our quality requirements. Further, pursuant to our Vendor Manual, our Tier I Suppliers are contractually required to hold Tier II Suppliers to substantially the same standards to which we hold our Tier I Suppliers, regardless of whether such Tier II suppliers are subject to our monthly reviews.
In line with our values, and in addition to having deep long-standing partnerships with our Tier I Suppliers, we also require all of our apparel Tier I Suppliers to be certified through the Worldwide Responsible Accredited Production (“WRAP”) program, which is an organization focused on promoting safe, lawful, humane and ethical manufacturing. Through their commitment to adhere to our Vendor Manual, all of our Tier I Suppliers are contractually required to commit to upholding these standards. As part of our Tier I Suppliers’ required certification with WRAP, they commit to regular audits by WRAP directly to promote their compliance with WRAP’s 12 Principles, which are: (1) compliance with laws and workplace regulations, (2) prohibition of forced labor, (3) prohibition of child labor, (4) prohibition of harassment and abuse, (5) compensation and benefits, (6) hours of work, (7) prohibition of discrimination, (8) health and safety, (9) freedom of association and collective bargaining, (10) environment, (11) customs compliance, and (12) security.
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
Warehouse and Embroidery
We distribute our products from a fulfillment center that we lease in Goodyear, Arizona. Our fulfillment center is operated by a third-party logistics provider, with FIGS team members overseeing key operational functions. Within this space, we also operate a technology-enabled embroidery workshop, through which we offer embroidery and heat press on a variety of products. Our embroidery workshop is staffed by FIGS team members, who complete the application and quality control of our embroidery and heat press products.

From time to time, we have also relied, and may in the future again rely, on additional third-party locations for inventory and other logistics purposes, and we regularly evaluate our distribution infrastructure and capacity to ensure that we are able to meet our anticipated needs and support our continued growth and operations.
Our People and Human Capital
Our company culture mirrors our mission to celebrate, empower and serve those who serve others. We understand that authentically serving humans starts from within, and we are passionate about supporting our community and enabling our company to reflect the world we want to live in.
As of February 14, 2025, we employed 316 team total members, including 313 in the United States across our Santa Monica, California headquarters, our Goodyear, Arizona fulfillment center location, our Community Hubs, and remote locations and 3 in international locations. As of February 14, 2025, 96% of our team members were permanent employees and 96% were full-time. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
As of February 14, 2025, our workforce predominantly remains in a hybrid work environment, and we have provided resources to enable employees to effectively manage remote work, such as web conferencing, project collaboration solutions, equipment, and supplies for at-home offices. We have also supported our team with hybrid-focused learning and development training.

Compensation and Benefits
We aim to offer highly competitive compensation and benefits designed to enable us to attract, retain, and motivate exceptional talent. Our 2021 Equity Incentive Award Plan additionally provides for grants of equity awards to employees, which we believe fosters a stronger sense of ownership and aligns our employees’ interests with the interests and growth of the Company. To drive further engagement and individual ownership of the Company, we also maintain an employee stock purchase plan, which provides eligible employees an opportunity to purchase additional FIGS stock at a discounted price.
In addition, we offer numerous benefits, including a 401(k) plan with matching, health (medical, dental and vision) insurance, life insurance, paid time off, paid parental leave, a referral bonus program and company-sponsored short term and long term disability.
Culture, Engagement and Perks
We believe that to be successful, each of our employees must feel empowered to show up as their true authentic selves. As we continue to grow, we are proactive in enabling every single person at FIGS to have a platform to be seen, heard and celebrated. To accomplish this goal, we are intensely focused on our culture, team-building initiatives and well-being. Our employee-led Culture Committee strives to foster an empowering, supportive, and healthy experience for all FIGS employees and helps enable all FIGS voices to be represented and heard, by routinely organizing Company-wide events and initiatives focused on diversity and inclusion. Our Culture Committee programming also provides a way for our employees to give back to the community, driving connections and making an impact on a wide variety of organizations in need.
In 2024, we conducted a confidential employee engagement survey to give our employees the opportunity to provide input about their experiences with us. We are proud of our engagement index score of 71%, with 89% participation, which is above the national average of organizations benchmarked. The 2024 engagement survey revealed that 89% of our team members were proud to work at FIGS and 85% felt aligned with the FIGS mission and values. 93% of our team members reported that they know how their work is contributing to the broader FIGS goals, underscoring their commitment to the Company’s success. Employees also reported feeling connected and supported, with 90% of respondents reporting their manager genuinely cares about their well-being, indicating a positive and supportive team dynamic. We value the input of our team members and utilize the survey results to better understand the needs of our team members, identify opportunities for improvement and to create action plans based on employee feedback.

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
Competition

Competition in the healthcare apparel industry is principally on the basis of product quality, innovation, style, price, brand image, distribution model, as well as customer experience and service. The healthcare apparel industry includes established companies as well as new entrants. We compete against wholesalers of healthcare apparel, such as Careismatic Brands, Barco Uniforms, Landau Uniforms, and Superior Group of Companies. Additionally, we compete with healthcare apparel aggregated retailers, such as Scrubs & Beyond and Uniform Advantage, as well as DTC brands such as Jaanuu and Mandala. We also currently, and in the future, may continue to face competition from large, diversified apparel brands with name recognition and well-established sales, manufacturing, and distribution infrastructure that choose to expand into the production and marketing of healthcare apparel, such as Fabletics.
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
Government Regulation
In the United States and the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, environmental, health, and safety (“EHS”) regulations, product labeling regulations, product safety regulations and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the “CCPA”), the EU General Data Protection Regulation 2016/679 (“EU GDPR”), the UK Data Protection Act 2018 and the UK General Data Protection Regulation, (together, the “UK GDPR”) (the EU GDPR and UK GDPR together, the “GDPR”), the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area (the “EEA”) and relevant legislation in the UK.
We are also subject to evolving EEA and UK privacy laws on cookies, tracking technologies and e-marketing. In the EEA and UK, informed consent is required for the placement of certain cookies or similar tracking technologies on an individual’s device and for direct electronic marketing. Consent is tightly defined and includes a prohibition on pre-checked consents and a requirement to obtain separate consents for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and similar tracking technologies.
Our products sold outside of the United States may be subject to tariffs, treaties and various trade agreements, as well as laws affecting the importation of consumer goods. For example, President Trump recently imposed new tariffs on products manufactured in China, Mexico and Canada (with the tariffs on imports from Mexico and Canada temporarily paused). China has imposed retaliatory tariffs on the U.S. and additional retaliatory tariffs may be imposed in the future. We are also subject to evolving regulations regarding the environmental and social provenance of products, including under the Tariff Act of 1930, Uyghur Forced Labor Prevention Act (“UFLPA”), and other similar laws and regulations.
We monitor changes in these laws and believe that we are in material compliance with applicable laws. While compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources, for the fiscal year ended December 31, 2024 compliance with these laws and regulations, including any applicable environmental regulations, has not had, and in any material subsequent period is not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

Intellectual Property
To establish and protect our proprietary rights, we rely on a combination of trademark, patent, copyright, and trade secret laws, as well as contractual restrictions in license agreements, confidentiality and non-disclosure agreements and other contracts. Our intellectual property is an important component of our business, and we believe that our know-how and continuing innovation are important to developing and maintaining our competitive position. We also believe having distinctive marks that are readily identifiable on our products is an important factor in continuing to build our brand and distinguish our products. We consider the FIGS name and Cross & Shield Logo trademarks to be among our most valuable intellectual property assets. In addition, we have applied to register or have registered the trademarks for several of our fabrics and product names, and have also sought and/or obtained trademark registrations for several of our taglines.
As of December 31, 2024, we owned 18 U.S. trademark registrations, six pending U.S. trademark applications, 134 foreign trademark registrations, and 29 pending foreign trademark applications.
As of December 31, 2024, we had 16 granted U.S. design patents, eight pending U.S. design patent applications, 103 granted foreign design registrations, and one pending foreign design application, which relate to our core scrubwear and other apparel designs. The term of protection for design patents and design registrations is limited in duration and depends on the jurisdiction in which they are granted. The terms for our issued design patents in the U.S. extend 15 years from the date of patent grant.
If the foreign design registrations issued to us for our core scrubwear and apparel are maintained until the end of their terms, they are expected to expire in the years ranging between 2030 and 2048, at which point we intend to renew them, to the extent they are renewable. Some of our issued U.S. design patents will expire in 2036, while others will expire between 2037 and 2039. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective.
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
To manage the expansion of our business effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We face significant competition for personnel, including in Southern California, where our headquarters is located. To attract top talent, we may need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In addition, we could be required to continue to expand certain departments, to upgrade our management information systems and other processes and technology and to obtain more space for our workforce. Additionally, the growth of our business places significant demands on our existing management and other employees. Failure to manage our employee base and hiring needs effectively, including successfully integrating our new hires, may adversely affect our business, financial condition and results of operations.
In addition, we are required to manage relationships with a growing number of customers, suppliers, manufacturers and other third parties. If we are unable to expand supply, manufacturing and distribution capabilities when required, or our information technology systems and our other processes are inadequate to support the future growth of these relationships, we could experience, and from time to time have experienced, delays in customer service and order response and shipping times, which could adversely impact our reputation and brand. If we are unable to manage the growth of our organization effectively, our business, financial condition and results of operations may be adversely affected.
We have not always been profitable and may not be profitable in the future.
We have not always been profitable. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in developing new products, including new fabrics, hire additional personnel as needed, expand our operating infrastructure, Community Hubs footprint and TEAMS capabilities, and expand into new geographies. Further, as a public company, we incur additional legal, accounting, and other expenses that we did not incur as a private company. Additionally, stock-based compensation expense related to equity awards has been, and may from time to time be, a significant expense in future periods, which impacts our net income. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our net revenues to offset our increased operating expenses. In the near term, we expect our net revenues to decline, and over the long term our net revenues growth may slow for a number of other reasons, including if we experience reduced demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our net revenues do not grow at a greater rate than our operating expenses, we will not be able to maintain the level of profitability that we have achieved.
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
Our success depends in large part upon widespread adoption of our products by healthcare professionals. In order to attract new customers and continue to expand our customer base, we must appeal to and attract healthcare professionals who identify with our products. If the number of healthcare professionals who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including marketing campaigns that can be expensive and may not always result in new customers or increased sales of our products. These factors, in turn, have from time to time increased and may again increase our customer acquisition costs over time. As our brand becomes more widely known, we may not attract new customers or increase our net revenues at historical rates, or retain existing customers to the same extent as we have in the past. For example, we have recently not added new customers at the same rates as we have in the past. If we are unable to acquire new customers or retain existing customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenues may decrease, and our business, financial condition, and operating results may be adversely affected.
In addition, our future success depends in part on our ability to increase sales to our existing customers over time. A significant portion of our net revenues are generated from sales to existing customers, particularly those existing customers who are highly engaged and make frequent and/or large purchases of the products we offer. If existing customers no longer find our products appealing, are not satisfied with our customer service, including shipping times, or if we are unable to timely update our products to meet current trends and customer demands, our existing customers may not make purchases, or if they do, they may make fewer or smaller purchases in the future.
Moreover, our success depends in part on the condition of the healthcare workforce. There have been reports of elevated fatigue and stress among workers in the healthcare industry, which we believe may be impacting customer purchasing behavior. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
If we are unable to attract new customers or our existing customers decrease their spending on the products we offer or fail to make repeat purchases of our products, our business, financial condition, results of operations and growth prospects will be harmed.
If our marketing efforts are not successful, our business, financial condition and results of operations could be harmed.
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, commercials, social media, out-of-home campaigns, and ambassadors, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized emails and mobile push notifications through our mobile app.
We have historically also benefited from social media, customer referrals and word of mouth to advertise our brand. Social networks are important as a source of new customers and as a means by which to connect with existing customers, and such importance may be increasing. In addition, we have implemented grassroots marketing efforts such as engaging with local doctors, nurses, and other healthcare professionals, some of whom we refer to as our ambassadors, to assist us by introducing our brand and culture to their communities. Our social media and grassroots efforts must be tailored to each particular market, which requires substantial efforts as we enter new markets, as well as ongoing attention and resources. We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences. If our marketing efforts and messaging are not appropriately tailored to and accepted by the healthcare community, we may fail to attract customers and our brand and reputation may be harmed. Our future growth and profitability and the success of our brand will depend in part upon the effectiveness and efficiency of these marketing efforts.
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
Our ambassadors could engage in behavior or use their platforms in a manner that reflects poorly on our brand or is in violation of applicable regulations or platform terms of service, and may be attributed to us. Negative commentary regarding us, our products or ambassadors and other third parties who are affiliated with us, whether accurate or not, may be publicized, including on social media platforms, at any time and may adversely affect our reputation, brand and business. The harm may be immediate, without affording us an opportunity for redress or correction and could have an adverse effect on our business, financial condition and results of operations.
In addition, customer complaints or negative publicity related to our website, mobile app, Community Hubs, products, product delivery times, customer data handling, marketing efforts, security practices or customer support, especially on blogs and social media websites, could diminish customer loyalty and community engagement.
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
Further, our new products and innovations, including to fit, style, and fabric, on existing and future products may not, and from time to time have not, received the same level of customer acceptance as our products or innovations have in the past. Customer preferences could change, especially as we expand our product offerings beyond our core scrubwear, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate and respond in a timely manner to changing customer preferences or if customers do not accept our new products or innovations, including to fit, style and fabric, we could experience, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs, increases in donations and diminished brand loyalty. Even if we are successful in anticipating customer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high quality products and designs and maintain our distinctive brand identity as we expand the range of products we offer. A failure to effectively introduce new products or innovations on existing products that appeal to our customers could result in a decrease in net revenues and excess inventory levels, which could adversely affect our business, financial condition and results of operations.
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
We compete against wholesalers of healthcare apparel, such as Careismatic Brands, Barco Uniforms, Landau Uniforms, and Superior Group of Companies. Additionally, we compete with healthcare apparel specialty retailers, such as Scrubs & Beyond and Uniform Advantage, as well as digitally native brands such as Jaanuu and Mandala. We also currently and in the future may continue to face competition from large, diversified apparel brands with name recognition and well-established sales, manufacturing and distribution infrastructure that choose to expand into the production and marketing of healthcare apparel, such as Fabletics.
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
Additionally, the loss of any key team members could make it more difficult to manage our business, including operations, research, development, production, marketing, design, merchandising, engineering and finance activities, reduce our employee retention and net revenues and impair our ability to compete. Although we have entered into employment agreements with certain key team members, these agreements generally have no specific duration and constitute at-will employment. We have not obtained key man life insurance policies on any of our senior management team. As a result, we would have no way to cover the financial loss if we were to lose the services of members of our senior management team.
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
•    complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, customer product safety, sustainability disclosure, artificial intelligence and data privacy and security frameworks, such as the EU GDPR and the UK GDPR;
•    the potential need to utilize new suppliers or comply with additional regulations regarding our suppliers, supply chain or value chain;
•    varying business practices and customs related to the sale of medical apparel;
•    varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs;
•    tariffs and other non-tariff barriers, such as quotas, local content rules and local import regulations, as well as tax consequences;
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
We currently rely on third-party global logistics and shipping providers to ship raw materials, receive inbound inventory and deliver our products to our customers. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in delivering inventory, processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges, surge pricing or accessorials have in the past and may in the future adversely impact our margins and profitability. For example, volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, conflict in the Middle East and other wars or armed conflicts, and changes in global supply generally, have from time to time resulted in higher fuel prices, which shipping companies have from time to time passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result of these and other factors, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.

Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, or terrorism. For example, as a result of ongoing conflict in the Middle East, there have been disruptions in commercial shipping transiting the Red Sea and surrounding waterways. Such disruptions have affected global ocean freight traffic, caused shipping delays and increased freight costs. As a result, we have experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as elevated ocean freight rates and shipping costs. Although we have not experienced a material disruption to our supply chain and have sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes and alternative ports, using increased air freight from time to time, pre-negotiating ocean freight shipping rates, and adjusting our product launch schedule to account for delays, if there are continued or increased hostilities in the Middle East, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.

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

We have in the past experienced, and may in the future experience, shipping delays for other reasons outside of our control. For example, weather, fires, floods, power loss, earthquakes, or other events specifically impacting our or other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely, may negatively our ability to ship raw materials, receive inbound inventory and ship merchandise to customers efficiently and cost-effectively. A strike, threat of a strike, work slow-down or other disruptions at any of our third-party global providers, other parcel carriers or by port workers at major international shipping hubs, including at the ports of Los Angeles, Long Beach, New York and New Jersey, each of which we use to import our products into the U.S., could also significantly disrupt our business. For instance, the International Longshoremen’s Association, which represents workers at east coast ports, recently went on strike briefly, which caused us to select new vessel routes, use additional air freight and adjust our product launch schedule to mitigate delays. Additional strikes in the future could adversely affect our business, financial condition and results of operations.

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
If we experience problems with our distribution center’s operational infrastructure, our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be harmed.

During the year ended December 31, 2024, we completed our previously announced transition of all fulfillment operations from our previous City of Industry location to a new fulfillment center we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider and is now our sole location for product distribution. We also from time to time rely on several additional third-party storage locations to house inventory and for other logistics purposes. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment, storage and retail operations, and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures, some of which have occurred from time to time. In addition, because all of our products are distributed from our Goodyear fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center or other locations we may use from time to time. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.

Operating a fulfillment center comes with additional potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. Our distribution capacity is also dependent on the timely performance of services by third parties, including the shipping of our products to and from our facilities. We will need, and intend, to operate additional fulfillment centers in the future to keep pace with the growth of our business, and we cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we encounter problems with our operational infrastructure, our ability to meet customer expectations, manage inventory and fulfillment capacity, complete sales, fulfill orders in a timely manner and achieve objectives for operating efficiencies could be harmed, which could also harm our reputation and our relationship with our customers.

In addition, fulfillment center operations may also be disrupted by epidemics or pandemics. For example, like other similarly situated companies, we have from time to time experienced, and may from time to time experience in the future, inbound shipping delays of our product and labor shortages in our fulfillment center that impact our ability to fulfill orders on the timeline to which we have been accustomed. Any future pandemics, epidemics or other health crises may adversely affect workforces and supply chains globally, potentially impacting the operations of our third-party logistics provider, which could negatively impact our business and results of operations.
If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been, and will continue to be, affected by various factors, including unanticipated changes in general market conditions, economic conditions or consumer confidence in future economic conditions and geopolitical conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs, increases in donations and the sale of excess inventory at discounted prices, some of which have occurred from time and which could cause our gross margin to suffer or impair the strength and premium nature of our brand.
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

Consumer confidence, shopping behavior and spending have been and may continue to be negatively impacted by factors beyond our control, including supply chain disruptions, inflation, tariffs, high interest rates, fear of recession or entry into a recession, geopolitical tensions and military conflicts, and healthcare workforce-related stress, which may adversely affect our business, financial condition and results of operations.
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products has been and may continue to be adversely affected. Significant risks and uncertainty in the global economy have emerged as a result of government policy decisions and geopolitical tensions, such as Russia's invasion of Ukraine and conflict in the Middle east, which have resulted in significant macroeconomic consequences. These have included increased fuel and energy prices and depressed financial markets from time to time, and as a result consumer behavior, confidence and spending patterns have been affected and may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: high interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, tariffs, such as those recently announced by the new U.S. presidential administration, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
Moreover, our success depends in part on the condition of the healthcare workforce. There have been reports of elevated fatigue and stress among workers in the healthcare industry, which we believe may be impacting customer purchasing behavior. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
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
In addition, the U.S. government’s presumptive import ban on materials mined, produced, or manufactured wholly or in part in the Xinjiang region of China, the source of a large portion of certain raw materials, including cotton and rayon, from time to time has impacted and may in the future impact global prices and availability of raw materials from which some of our products are made. Furthermore, the Trump administration has recently imposed new tariffs on products manufactured in China. Although we do not import raw materials to the U.S. from China directly, these tariffs may lead to increases in market costs for certain raw materials and components generally, further exacerbating price volatility and supply chain disruptions. Increases in the cost of raw materials, including as a result of current or future tariffs, could adversely affect our cost of goods sold, business, financial condition and results of operations.

Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.
We rely on a global network of third-party suppliers to manufacture our raw materials, product components and products, and our raw materials, product components and products may be available, in the short-term, from a limited number of sources. While we currently utilize sourcing agent services to identify potential suppliers and manufacturers and to help manage such relationships, we choose not to enter into long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials, product components and products, and typically transact business with our suppliers on an order-by-order basis. We also compete with other companies for raw materials, product components and production.

As of December 31, 2024, our supply chain consisted of a diversified network of global production partners spread across multiple continents. Within our supply chain, we source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products, including items such as content labels, elastics, buttons, clasps and drawcords, from suppliers located predominantly in the Asia Pacific region. We also work with manufacturing partners that produce our products in facilities located in South East Asia, China, South America and Jordan. The majority of our products currently in inventory were produced by a limited number of our largest manufacturing suppliers in South and South East Asia and the majority of production currently occurs at a third party supplier in Jordan, although we are in the process of transitioning away from this supplier, following allegations of labor conditions at this supplier that do not meet our high standards. We are continuously working to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically, as well as strategically refining our manufacturing base into high-quality manufacturing partners to improve product quality and consistency. We believe these efforts will enhance our product innovation, quality and lead times across product categories, as well as maintain our commitment to act ethically and with social responsibility in how our products are made. However, these efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
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
Substantially all of our suppliers and manufacturers are located outside of the United States, and as a result, we are subject to risks associated with doing business abroad, including:
•    the imposition of new laws, regulations and executive orders, including those relating to our due diligence and disclosure of our supply chain as well as sustainability, labor conditions, quality and safety standards, imports, duties, tariffs, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
•    political unrest, conflict or war, such as Russia’s invasion of Ukraine and conflict in the Middle East, terrorism, labor disputes and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured, and geopolitical tensions or conflicts affecting global trade or resulting in trade barriers or disputes among countries;
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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us or cause us to seek alternate suppliers or manufacturers. For example, there have been allegations that labor conditions at a Jordanian supplier of ours do not meet our high standards, and as a result, we are in the process of transitioning away from that supplier. While we rely on our manufacturers’ and suppliers’ compliance reporting as well as contractual provisions in our vendor manual in order to comply with regulations applicable to our products, expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements.
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
Ethical business practices are also driven in part by legal developments and by groups active in publicizing and organizing public responses to perceived ethical shortcomings. For example, there are varying expectations across jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end-of-life considerations for products. While we have taken efforts to assess our suppliers, expectations on these matters are evolving rapidly. Compliance can be costly and, in certain cases, require us to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, denial of import for our products, or otherwise adversely impact our business. In addition to evaluating the substance of companies’ practices, such groups also often scrutinize companies’ transparency as to such practices and the policies and procedures they use to ensure compliance by their suppliers and other business partners. If we do not meet the transparency standards expected by parties active in promoting ethical business practices, we may attract negative publicity, regardless of whether the actual labor and other business practices adhered to by us and our independent manufacturers are consistent with ethical business practices. Such negative publicity could harm our brand image, business, financial condition and results of operations.
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
Conducting business in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws, regulations and executive orders, including those related to taxation, import and export tariffs and restrictions, economic sanctions and export controls, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. For example, President Trump recently imposed new tariffs on products manufactured in China and China has imposed retaliatory tariffs on the U.S. The U.S. tariffs only affect a small portion of our imports and we do not expect them to materially impact our business. We also currently do not anticipate direct impacts from China’s retaliatory tariffs. Given the recent volume of executive orders, however, we cannot predict additional near-term changes in U.S. trade policy and additional tariffs could increase our costs or otherwise adversely affect our business, financial condition and results of operations.
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
Finally, certain trade restrictions related to the Xinjiang region of China could impact our business. The U.S. Government has taken several steps to address forced labor concerns in the Xinjiang Uyghur Autonomous Region of China, including sanctions on specific entities and individuals; withhold release orders (“WROs”) issued by U.S. Customs and Border Protection (“CBP”) that prohibit the entry of imports of certain items from Xinjiang; and the Uyghur Forced Labor Prevention Act, which imposes a rebuttable presumption against U.S. imports of any items from Xinjiang and specifically targets the cotton and apparel industry as high-priority sectors for enforcement. We do not intentionally source any products or materials from the Xinjiang region (either directly or indirectly through our supply chain) and we prohibit our suppliers and manufacturers from doing business with or sourcing from any company or entity located in China’s Xinjiang region. However, the presumptive ban on virtually all imports from that region has from time to time affected and could in the future affect the global sourcing and availability of raw materials, such as cotton and rayon, used in the manufacturing of certain of our products and/or lead to our products being held for inspection by CBP and delayed, which has occurred from time to time, or rejected for entry into the United States, which could unexpectedly affect our inventory levels, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to the Xinjiang region, our reputation could be harmed.
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

As part of our completed fulfillment enhancement project, we expanded our fulfillment capacity and technological functionality. In so doing, during the year ended December 31, 2024, we completed our previously announced transition of all fulfillment operations from our previous City of Industry location to a new fulfillment center we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider. We also may open additional facilities in the future as our business expands. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. Moreover, the expansion of fulfillment operations could result in significantly increased costs, expenses and/or shipping times, disruptions and complications related to inventory planning and product launch schedules, impeded customer service and reduced sales. The expansion of our fulfillment capacity from time to time has also put pressure on our managerial, financial, operational and other resources, as well as temporarily affected shipping times, caused shipping disruptions and resulted in increased costs. We cannot assure you that we will be able to locate additional suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
We may incur losses from fraud.
We have occasionally in the past incurred, and may in the future incur, losses from various types of fraud, including stolen credit card numbers, claims that a customer did not authorize a purchase and merchant fraud. As a general matter, we are liable for fraudulent credit card transactions. Although we have measures in place to detect and reduce the occurrence of fraudulent activity on our digital platform, those measures may not always be effective. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could potentially result in us paying higher fees or affecting our ability to accept credit cards for payment. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action and lead to expenses that could substantially impact our operating results.
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
We may be unable to execute on our B2B growth strategy.
Part of our business strategy involves increasing sales through our TEAMS channel. In so doing, we are building our own outbound sales team and enhancing our B2B infrastructure. There are significant expenses and risks involved with establishing these capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales personnel, and effectively manage a sales team. Additionally, our TEAMS business faces challenges such as longer sales cycles, the need to establish and maintain strong relationships with key decision-makers, and the potential for significant customer concentration within the TEAMS business. We must also negotiate favorable contract terms, which can be resource-intensive and time-consuming. Any failure or delay in the development of our internal sales capabilities, or our inability to generate sufficient sales leads, could impact our ability to scale our TEAMS business, which would have an adverse effect on our business, financial condition and results of operations.
We may be unable to execute on our retail growth strategy.
We currently operate one retail store in Los Angeles, California and a second retail store in Philadelphia, Pennsylvania. Our retail presence is an important part of our business strategy and we plan to open additional retail stores in the future. We believe that a physical presence helps raise brand awareness and complements our online experience, offering customers an expanded omni-channel buying experience. In so doing, we have entered into, and may in the future again enter into, long-term leases before we know whether our retail strategy or a particular geography will be successful. We also face a number of challenges in opening stores, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner, as well as potential design, construction or inspection delays. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In opening stores, we must also provide our customers with a consistent experience, which presents additional challenges. Our stores may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies.
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
We must continue to expand and scale our IT Systems, including our security systems, and our failure to do so could adversely affect our business, financial condition and results of operations.
We will need to continue to expand and scale our IT Systems, personnel, security systems and practices to support recent and future growth. As such, we will continue to invest in and implement modifications and upgrades to our IT Systems and procedures. These activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current IT Systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. Additionally, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT Systems to respond to changes in our business needs may cause disruptions in our business operations and adversely affect our business, financial condition and results of operations.
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
We and our third-party vendors have from time to time been subject to cyber, phishing, social engineering, business email compromise and credential stuffing attacks in the past, none of which individually or in the aggregate has led to costs or consequences that have materially impacted our business; however, we and our third-party vendors may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks or other incidents becoming more sophisticated or obscure and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

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
The actual or perceived failure to comply with federal, state or foreign laws and regulations or our contractual obligations relating to data privacy, data protection, cybersecurity and consumer protection, or the expansion of current or the enactment of new laws and regulations relating to data privacy, data protection, cybersecurity and consumer protection, could adversely affect our business and our financial condition.
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
In addition, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to data privacy, data security, and data breaches. For example, California enacted the CCPA, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. The enactment of the CCPA has prompted other states to enact similar bills. For example, Virginia, Colorado, Oregon, Texas, Montana, Iowa, Utah and Connecticut also maintain comprehensive privacy laws, and several other states have passed comprehensive privacy laws that will take effect over the next few years. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. We will be required to comply with these new privacy laws if our operations fall within their scope, which may increase our compliance costs and potential liability and may require us to make changes to our business practices.
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
Outside of the United States, certain foreign jurisdictions, including the EEA, and the UK, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EEA and the UK have adopted the EU GDPR or the UK GDPR respectively, which may apply to our collection, control, use, sharing, disclosure and other processing of data relating to an identified or identifiable living individual (personal data). Any violation of data or security laws, including the EU GDPR or UK GDPR, by our third-party processors, or their acts or omissions that cause us to violate our legal obligations, could have an adverse effect on our business and result in substantial fines and penalties. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources and reputational harm.
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

There is a range of UK and EEA laws and regulations concerning consumer rights and product liability that govern the sale of goods and services (including the way consumer products are marketed), both online and in-stores, that may be applicable to our sales operations. Such laws impose certain standards, including minimum contractual rights for the consumer (such as with regard to title and fitness for purpose) and with regard to the information that must be provided to a consumer, and also create product liability regimes that may lead to claims against us (including for personal injury).
Certain requirements from our third-party technology and platform providers could also cause us to modify our offerings or strategy due to privacy concerns or negatively affect our financial performance. For example, the recent versions of Apple iOS require apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Additionally, Google has at various times indicated its intention to block third party cookies in the future. As a result, we have had to, and may in the future again have to, develop alternative systems and methods to determine our customer's behavior, customize their online experience, and efficiently market to them. If the use of cookies or other tracking technologies are further restricted, regulated or blocked, if changes in technology cause existing tracking technologies to become less reliable or acceptable as a means of tracking consumer behavior, or if our alternative approaches are unreliable, the amount or accuracy of user information we collect could decrease, which could have an adverse affect on our targeted advertising and related activities.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. Existing and future regulations, laws and executive orders could impede the growth of the internet, eCommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, data privacy and data security, anti-spam, content protection, electronic contracts and communications, customer protection and internet neutrality. Since taking office, President Trump has signed numerous executive orders, including some that revoke executive orders and actions from previous administrations. It is not clear how existing and changing laws governing issues such as property ownership, sales and other taxes and customer data privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or eCommerce. It is possible that general business regulations, laws and executive orders, or those specifically governing the internet or eCommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile app by customers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of our own non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition and results of operations.
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

An increasing number of the IT Systems upon which we rely offer artificial intelligence capabilities, including those based on machine learning and large language models. We currently use third-party artificial intelligence tools for certain business purposes, including in the operation of our Goodyear, Arizona fulfillment center, marketing efforts, data summarization and interpretation, and administrative tasks. We may expand our use of artificial intelligence into other areas of our business, including in customer interfacing applications. Issues relating to our use of new technologies such as artificial intelligence may cause us to experience operational disruptions, reputational harm, competitive harm, legal liability and new or enhanced regulatory scrutiny, and to incur additional costs to resolve such issues. For example, artificial intelligence is based on predictive analytics, which can include unexpected biases, lead to discriminatory outcomes or result in incorrect or untrue outputs (“hallucinations”). In addition, perceived or actual technical, legal, privacy, security, ethical or other issues relating to the use of artificial intelligence could undermine the decisions, predictions or analysis that such tools produce and create additional risks, such as risks of cybersecurity incidents. Further, use of artificial intelligence platforms by our team members, whether authorized or unauthorized, may increase the risk that our proprietary information will be unintentionally disclosed or undermine our claims to certain intellectual property. Any of the foregoing, including our failure to responsibly deploy artificial intelligence in our operations, the failure of artificial intelligence systems themselves, or the failure of our team members to identify and/or rectify erroneous or problematic outputs, including hallucinations, from artificial intelligence tools, could adversely affect our business, financial condition and results of operations.

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

Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or the FIGS brand. Also, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our customer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. Regulatory bodies have and may continue to establish additional generic or country-code top-level domains, or may allow modifications of the requirements for registering, holding or using domain names. As a result, we have and may continue to incur costs to register new domain names that use the name FIGS or “wearFIGS,” and we cannot guarantee that we will be able to register, use or maintain such domain names in all of the countries and territories in which we currently or intend to conduct business.
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

Substantially all of our products are currently manufactured outside of the United States. The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. The U.S. government has in recent years imposed increased tariffs on imports from certain foreign countries, and any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. For example, President Trump recently imposed new tariffs on products manufactured in China, Mexico and Canada (with the tariffs on imports from Mexico and Canada temporarily paused). In response, China has imposed retaliatory tariffs on the U.S. and additional retaliatory tariffs may be imposed in the future. The U.S. tariffs on products manufactured in China only affect a small portion of our imports and we do not expect them to materially impact our business. We also currently do not anticipate direct impacts from China's retaliatory tariffs or the proposed U.S. tariffs on Mexico and Canada. Given the recent volume of executive orders, however, we cannot predict additional near-term changes in U.S. trade policy and additional tariffs by the U.S., retaliatory tariffs by Canada or Mexico, or future tariffs between the U.S. and other countries, could increase our costs or otherwise adversely affect our business, financial condition and results of operations.
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

Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Inflation Reduction Act of 2022 imposes a 1% excise tax on certain publicly traded company stock buybacks, among other changes to U.S. federal tax laws, and guidance from the U.S. Treasury Department and the Internal Revenue Service with respect to such changes may continue to evolve. In addition, significant changes in U.S. federal tax law may be enacted following the recent U.S. presidential and congressional elections. Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% (“Pillar Two”). Although Pillar Two remains under varying states of implementation among such member jurisdictions, most European Union member states and Canada have advanced Pillar Two by enacting legislation and issuing additional guidance in connection with the implementation of Pillar Two. The extent to which any such changes will ultimately impact our business is uncertain.
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
As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of approximately $1.1 million and $1.1 million, respectively. Unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have previously experienced ownership changes, and although such prior ownership changes have not materially limited our utilization of affected net operating loss carryforwards, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.
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
•    sales of large blocks of our Class A common stock, including sales by our co-founders or our other executive officers or directors;
•    lawsuits threatened or filed against us;
•    anticipated or actual changes in laws, regulations or government policies applicable to our business, including executive orders;
•    changes in our capital structure, such as future issuances of debt or equity securities;
•    short sales (or concerted efforts by short sellers to spread negative information in order to gain a market advantage), hedging and other derivative transactions involving our capital stock;
•    general economic conditions in the United States and globally, such as a continued increase in inflation rates or interest rates and the impact of tariffs and other trade barriers;

•    other geopolitical events, conflicts or factors, including those resulting from war (such as Russia’s invasion of Ukraine and conflict in the Middle East), pandemics, incidents of terrorism or responses to these events, adverse weather events and climate conditions; and
•    the other factors described in this “Risk Factors” section of our Annual Report on Form 10-K.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, Baron Capital Management, Inc. (“BCM”) and BAMCO, Inc. (“BAMCO” and, together with BCM, “Baron”) have rights, subject to certain conditions, to require us to file registration statements for the public resale of up to 58,671,584 shares owned by Baron and its affiliates or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
The dual-class structure of our common stock, the voting agreement among us and our co-founders, Heather Hasson and Trina Spear, and certain related persons and trusts, and the stockholders agreement among us, Baron Capital Management, Inc. and BAMCO, may limit or preclude your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chair and Chief Executive Officer, respectively. These holders represent a majority of the voting power of our outstanding capital stock as of the date hereof and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change of control transaction.
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
We, Mses. Hasson and Spear and certain related persons and trusts are also party to a voting agreement (the “Voting Agreement”) with respect to the election of directors. This concentrated control limits or precludes our stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. This may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
In addition, on February 26, 2025, we entered into a stockholders agreement with Baron, which, along with its affiliates, own a significant portion of our Class A common stock. Under the stockholders agreement, Baron has agreed to vote certain shares of our Class A common stock that it and its affiliates own in excess of twenty-five percent (25%) of our outstanding shares of Class A Common Stock in favor of all persons nominated to serve as directors of the Company by the board of directors of the Company. This may further preclude our stockholders’ ability to influence the election of directors
The dual-class structure of our common stock may adversely affect the trading market for our Class A common stock.
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
As a result of the Voting Agreement, Ms. Hasson and Ms. Spear together control a majority of the voting power of our outstanding common stock and we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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

In August 2024, our board of directors authorized a share repurchase program to repurchase up to $50.0 million of our outstanding Class A common stock, with no expiration date. As of December 31, 2024, we had approximately $4.6 million available for future repurchases of our Class A common stock under the share repurchase program. On February 27, 2025, our board of directors authorized an increase of $50.0 million in the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. Following the authorization of the increase, as of the date hereof, we have approximately $54.6 million available for future repurchases under the share repurchase program.

Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. In addition, the terms of our credit agreement with Bank of America, N.A., impose conditions on our ability to repurchase shares. The share repurchase program may be modified, suspended or terminated at any time, without prior notice, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. Additionally, repurchases under our share repurchase program may have a net negative impact on our cash reserves and/or marketable securities, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
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
The variables that go into the calculation of our market opportunity are also subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of net revenues for us. Moreover, our success depends in part on the condition of the healthcare workforce. Our market opportunity may be subject to short term fluctuations, depending on changes in that condition, including if the demand for healthcare professionals continues to outpace supply or if the number of employed healthcare workers were to decline. There have been reports of elevated fatigue and stress among workers in the healthcare industry, which we believe may be impacting customer purchasing behavior. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance and perceived value associated with our products and traditional medical apparel. Even if the markets in which we compete meet size estimates and growth forecasts, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.
Our results of operations could be adversely affected by natural disasters, public health crises, political crises or other catastrophic events.

Our principal offices are located in Southern California, and our sole fulfillment center is located in Goodyear, Arizona. Each of our locations is vulnerable to damage, and natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics, political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, have in the past and could in the future disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors.

Certain of these events may become more frequent or intense due to climate change. Climate change may also contribute to chronic changes in the physical environment, such as changes in ambient temperature and precipitation patterns as well as sea-level rise, which may also have adverse impacts on our operations. In particular, these and other types of catastrophic events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, as a result of the COVID-19 pandemic, certain of our ocean freight providers, as well as some of our suppliers and manufacturers, previously experienced delays and shutdowns, and could experience delays and shutdowns again in the future as a result of a future pandemic.
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

In addition, we expect there will be varying levels of regulation, disclosure-related and otherwise in the U.S. and abroad, with respect to ESG matters. For example, various policymakers, such as the State of California, have adopted or are considering adopting rules that would require companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply with, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past, and which may impose increased oversight obligations on our management and board of directors. Simultaneously, there are efforts by some parties to reduce companies’ efforts on certain ESG-related matters, including by some state and federal policymakers. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. There has also been an increase in litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain individuals or groups. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. These and other changes in stakeholder expectations may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks.
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
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee of the board of directors oversight of cybersecurity risks. The audit committee oversees management’s implementation of our cybersecurity risk management program.
The audit committee receives regular reports from management, including our Chief Technology Officer (“CTO”) and Senior Director of Information Security. These reports encompass a broad range of topics, such as our cybersecurity risks, the current cybersecurity landscape and the status of ongoing cybersecurity initiatives. The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity.
Our management team, including our CTO and Senior Director of Information Security, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for the day-to-day operation and implementation of our overall cybersecurity risk management program and supervises both our internal cybersecurity team and our retained external cybersecurity consultants. Our management team, including our CTO and Senior Director of Information Security, also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
Our CTO’s background includes 14 years of experience leading technology at several eCommerce companies and our Senior Director of Information Security has 16 years of experience in the field of cybersecurity, including extensive experience as head of information security at public and private companies. Their combined in-depth knowledge and experience are instrumental in developing and executing our cybersecurity risk management program.
Item 2. Properties.
We are headquartered in Santa Monica, California, where we lease office space under lease and sublease agreements that expire in 2030 and 2026, respectively. We designed, built and use this location for product innovation and design, content creation, technology, customer experience and for general office use. We also maintain dedicated photo studio space at this location.
Our sole fulfillment center is located in Goodyear, Arizona. The facility is leased by us under a lease agreement that expires in 2031 and is operated by a third-party logistics provider. We also from time to time maintain warehouse space with other third-party logistics providers pursuant to service agreements or leases.
We currently operate one retail store in Los Angeles, California and one retail store in Philadelphia, Pennsylvania, each of which is leased by us under lease agreements that expire in 2028 and 2030, respectively.
We believe that these facilities are sufficient to meet our current needs and that suitable additional space will be available to accommodate expansion of our operations if needed.
Item 3. Legal Proceedings.

On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint. On January 10, 2025, the court granted the motion in its entirety as to FIGS and the executive officer and director defendants, dismissed certain claims with prejudice and granted plaintiffs leave to amend the complaint further as to the remaining claims. Thereafter, plaintiffs declined to file an amended complaint and the court entered judgment against the plaintiffs on February 13, 2025. Plaintiffs have filed a notice of appeal from the dismissal with the United States Court of Appeals for the Ninth Circuit.

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
Holders of Record
As of February 14, 2025, there were 12 registered holders of our Class A common stock and 7 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended December 31, 2024:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program(2) (in thousands)
October 1-October 31, 2024	—	$—	—	$—
November 1-November 30, 2024	7,807,841	$4.87	7,807,841	$4,681
December 1-December 31, 2024	8,237	$5.00	8,237.00	$4,640
Total	7,816,078	$4.87	7,816,078	$4,640

(1) The repurchases may be executed from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. See Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to our share repurchase program with no expiration date, which was publicly announced on August 8, 2024, and the subsequent increase in our share repurchase program to allow for purchases of up to $100.0 million of our outstanding Class A common stock, which was publicly announced on February 27, 2025. Following our board of directors’ authorization of the increase, as of the date hereof, we have approximately $54.6 million available for future repurchases under the share repurchase program.
(2) Average price paid per share and approximate dollar value of shares that may yet be repurchased exclude broker commissions and estimated excise taxes associated with the repurchases.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
By elevating scrubs and creating premium products for healthcare professionals, we revolutionized the large and fragmented healthcare apparel market, branded a previously unbranded industry and de-commoditized a previously commoditized product. Most importantly, we built a community and lifestyle around a profession. As a result, we have become the industry’s category-defining healthcare apparel and lifestyle brand.
We sell products purposefully designed to serve the particular needs of healthcare professionals primarily through our DTC digital platform, consisting of our website, mobile app and TEAMS business. We also operate physical retail stores, which we call Community Hubs, and which represent a first-of-its-kind retail experience for healthcare professionals.
Our offerings include scrubwear and non-scrubwear, such as outerwear, underscrubs, footwear, compression socks, lab coats, loungewear and other apparel. We primarily design all of our products in-house, leverage third-party suppliers and manufacturers to produce our product components and finished products, and generally utilize shallow initial buys and data-driven repurchasing decisions to test new products. We directly and actively coordinate with our suppliers on every step of our product development and production process to ensure that our extremely high quality standards are met. We also have a dynamic merchandising model with lessened inventory risk, as a result of the largely non-discretionary, replenishment-driven nature of scrubwear and a focus on our core scrubs offerings.
At December 31, 2024, we had approximately 2.7 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the year ended December 31, 2024, we had the following results compared to the comparable periods in 2023:
◦Expanded our community of active customers by 3.0% from approximately 2.6 million at December 31, 2023 to approximately 2.7 million at December 31, 2024;
◦Net revenues increased from $545.6 million to $555.6 million in the year ended December 31, 2024 representing 1.8% year-over-year growth;
◦Gross margin decreased 1.5 percentage points from 69.1% to 67.6% in the year ended December 31, 2024;
◦Net income decreased from $22.6 million to $2.7 million in the year ended December 31, 2024;
◦Net income margin decreased from 4.1% to 0.5% in the year ended December 31, 2024;

◦Adjusted EBITDA decreased from $86.0 million to $51.8 million in the year ended December 31, 2024, representing an adjusted EBITDA margin of 9.3%;
◦Cash flows from operating activities decreased from $100.9 million to $81.2 million in the year ended December 31, 2024; and
◦Free cash flow decreased from $84.6 million to $64.1 million in the year ended December 31, 2024.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding adjusted EBITDA, adjusted EBITDA margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP.
Recent Developments

Fulfillment Enhancement

During the year ended December 31, 2024, we completed our previously announced fulfillment enhancement project and transitioned all fulfillment operations from our previous City of Industry, California facility to a new facility we have leased in Goodyear, Arizona, which is operated by a third-party logistics provider. In connection with the project and transition, during the year ended December 31, 2024, we incurred approximately $14.1 million in capital expenditures, approximately $0.4 million of which was incurred during the three months ended December 31, 2024. We do not expect to incur additional material capital expenditure costs in connection with the project and transition. We believe these investments in our fulfillment capabilities will enable us to more optimally serve our customers, drive efficiency and support us as we scale over the long term.
Logistics

As a result of ongoing conflict in the Middle East, there have been disruptions in commercial shipping transiting the Red Sea and surrounding waterways. Global ocean freight traffic has also generally been impacted, resulting in shipping delays and increased freight costs. As a result, during the three months and year ended December 31, 2024, we experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers in Jordan and elsewhere, as well as elevated ocean freight rates and shipping costs. Although we have not experienced a material disruption to our supply chain or a material increase in costs as a result of Middle East conflict, we have proactively sought alternative ways to ship raw materials and receive inventory, such as selecting new vessel routes and alternative ports, and using increased air freight from time to time. We also pre-negotiated ocean freight shipping rates and adjusted our product launch schedule to account for delays. If there are continued or increased hostilities in the Middle East, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business—Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations” and “—Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.”

Supplier Transition

We have a third party supplier in Jordan that currently accounts for a majority of our production. Following allegations of labor conditions at this supplier that do not meet our high standards, we are in the process of transitioning away from this supplier, which includes identifying new suppliers. We plan to conduct this transition over time, in a responsible manner that takes into consideration the needs of our suppliers’ workers and without impacting our sourcing capacity and quality. However, this transition could subject us to additional costs and challenges, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business— Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks” and “—Any failure by us or our suppliers or manufacturers to comply with product safety, labor or other laws, provide safe conditions for our or their workers or use or be transparent about ethical business practices may damage our reputation and brand and harm our business.”

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2024.
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
Customer Retention and Engagement
Our continued success depends in part on our ability to retain, and drive repeat purchases from, our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. As of December 31, 2024, we had approximately 2.7 million active customers, up from approximately 2.6 million active customers as of December 31, 2023.
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
Macroeconomic Environment

Our business and results of operations are subject to domestic and global economic conditions and their impact on consumer confidence. For example, we have seen sales growth impacted by variations in frequency trends from time to time, which we believe were due in part to adverse macroeconomic factors such as sustained inflationary pressures on consumer spending and we expect to continue to see the impact of inflation on our customers’ purchasing activity in the near term. Our customers are also affected by other macroeconomic pressures, such as high interest rates, wages, levels of employment, inflation, fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, financial market fluctuations and consumer confidence in future economic conditions. We are also subject to macroeconomic pressures, such as inflation, which can impact the price of raw materials, labor, freight, and other costs of doing business.
In addition, we are subject to the prevailing trade policies of the U.S. and other countries in which we do business. We are actively monitoring the impacts of recent tariffs and potential future tariffs by the U.S., as well as potential related impacts, including retaliatory tariffs and indirect effects on capital markets or consumer discretionary spending. The U.S. tariffs on products manufactured in China only affect a small portion of our imports and we do not expect them to materially impact our business. We also currently do not anticipate direct impacts from China's retaliatory tariffs or the proposed U.S. tariffs on Mexico and Canada. Given the recent volume of executive orders, however, we cannot predict additional near-term changes in U.S. trade policy. Changes to the U.S. proposed tariff program, including the potential expansion to other countries, could impact our operating results.
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
Provision for Income Taxes
Our provision for income taxes consists of an estimate of federal, state and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.
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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Year ended December 31,		Year ended December 31,
	2024	2023	2024	2023
	(in thousands)		(as a percentage of net revenues)
Net revenues	$555,558	$545,646	100.0%	100.0%
Cost of goods sold	179,935	168,683	32.4	30.9
Gross profit	375,623	376,963	67.6	69.1
Operating expenses
Selling	141,909	125,149	25.5	22.9
Marketing	88,566	77,094	15.9	14.1
General and administrative(1)	142,883	140,675	25.7	25.8
Total operating expenses	373,358	342,918	67.2	62.8
Net income from operations	2,265	34,045	0.4	6.2
Other income, net	12,075	6,762	2.2	1.2
Net income before provision for income taxes	14,340	40,807	2.6	7.5
Provision for income taxes	11,620	18,170	2.1	3.3
Net income	$2,720	$22,637	0.5%	4.1%
(1)Includes stock-based compensation expense of $42.7 million and $45.8 million for the years ended December 31, 2024 and 2023, respectively.
Net Revenues

	Year ended December 31,		Change
	2024	2023	%
	(in thousands)
Net revenues	$555,558	$545,646	1.8%
Net revenues increased by $9.9 million, or 1.8%, for the year ended December 31, 2024, compared to the prior year. The increase in net revenues was primarily driven by an increase in orders from existing customers, partially offset by a decrease in AOV.
Cost of Goods Sold

	Year ended December 31,		Change
	2024	2023	%
	(in thousands, except margin)
Cost of goods sold	$179,935	$168,683	6.7%
Gross profit	375,623	376,963	(0.4)%
Gross margin	67.6%	69.1%	1.5%
Cost of goods sold increased by $11.3 million, or 6.7%, for the year ended December 31, 2024, compared to the prior year. This increase was primarily due to a higher total number of orders in 2024 as compared to 2023 and unfavorable product mix shift.

Gross profit decreased by $1.3 million, or 0.4%, for the year ended December 31, 2024, compared to the prior year, primarily due to unfavorable product mix shift.
Gross margin decreased 1.5 percentage points for the year ended December 31, 2024, compared to the prior year. The decrease in gross margin was primarily related to product mix shift.
Operating Expenses

	Year ended December 31,		Change
	2024	2023	%
	(in thousands)
Operating expenses:
Selling	$141,909	$125,149	13.4%
Marketing	88,566	77,094	14.9%
General and administrative	142,883	140,675	1.6%
Total operating expenses	373,358	342,918	8.9%
Operating expenses increased by $30.4 million, or 8.9%, for the year ended December 31, 2024, compared to the prior year and, as a percentage of net revenues, increased by 4.4 percentage points, primarily driven by an increase in selling expenses and marketing expenses.
Selling expense increased by $16.8 million, or 13.4%, for the year ended December 31, 2024, compared to the prior year and, as a percentage of net revenues, increased by 2.6 percentage points. The increase in selling expense as a percentage of net revenues was primarily due to higher fulfillment expenses associated with the transition of our fulfillment operations to a new fulfillment center and higher shipping expenses due to lower AOV.
Marketing expense increased by $11.5 million, or 14.9%, for the year ended December 31, 2024, compared to the prior year and, as a percentage of net revenues, increased by 1.8 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to higher digital and brand marketing expenses related to our 2024 Olympics campaign.
General and administrative expense increased by $2.2 million, or 1.6%, for the year ended December 31, 2024, compared to the prior year and, as a percentage of net revenues.
Other Income, Net

	Year ended December 31,		Change
	2024	2023	%
	(in thousands)
Other income, net	$12,075	$6,762	79.0%
Other income, net increased for the year ended December 31, 2024, compared to the prior year, primarily due to an increase in interest income driven by higher short-term investment balances.
Provision for Income Taxes

	Year ended December 31,		Change
	2024	2023	%
	(in thousands)
Provision for income taxes	$11,620	$18,170	(36.0)%

Provision for income taxes decreased by $6.6 million, or 36.0%, for the year ended December 31, 2024, compared to the prior year, primarily due to a decrease in pretax income.
Key Operating Metrics and Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. We believe the non-GAAP financial measures, adjusted EBITDA, adjusted EBITDA margin and free cash flow, are useful in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of December 31, 2024 and 2023, respectively, are presented in the following table:

	As of December 31,
	2024	2023
	(in thousands)
Active customers	2,670	2,593
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers. Net revenues per active customer as of December 31, 2024 and 2023, respectively, are presented in the following table:

	As of December 31,
	2024	2023
Net revenues per active customer	$208	$210
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the years ended December 31, 2024 and 2023, respectively, are presented in the following table:

	Year ended December 31,
	2024	2023
Average order value	$113	$115
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
The following table reflects a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP and presents adjusted EBITDA margin with net income margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Year ended December 31,
	2024	2023
	(in thousands, except margin)
Net income	$2,720	$22,637
Add (deduct):
Other income, net	(12,075)	(6,762)
Provision for income taxes	11,620	18,170
Depreciation and amortization expense(1)	6,694	2,942
Stock-based compensation and related expense(2)	42,837	47,757
Expenses related to non-ordinary course disputes(3)	—	1,256
Adjusted EBITDA	$51,796	$86,000

Net Revenues	$555,558	$545,646
Net income margin(4)	0.5%	4.1%
Adjusted EBITDA Margin	9.3%	15.8%
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

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$81,162	$100,915
Less: capital expenditures	(17,021)	(16,348)
Free cash flow	$64,141	$84,567
Liquidity and Capital Resources
As of December 31, 2024 and 2023, we had $85.6 million and $144.2 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of December 31, 2024, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the 2021 Facility.
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. During the year ended December 31, 2024, we repurchased 9,304,940 shares of our Class A common stock for approximately $45.4 million. As of December 31, 2024, we had approximately $4.6 million available for future repurchases under the share repurchase program. On February 27, 2025, our board of directors authorized an increase of $50.0 million in the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. Following the authorization of the increase, as of the date hereof, we have approximately $54.6 million available for future repurchases under the share repurchase program.
In November 2024, we entered into a Series A Preferred Stock Purchase Agreement with OOG, Inc. (“OOG”) pursuant to which we purchased 27,454,727 shares of OOG’s Series A-1 Preferred Stock for an aggregate price of $25.0 million, representing a minority interest in OOG. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the transaction.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2024	2023
	(in thousands)
Cash flows from operating activities	$81,162	$100,915
Cash flows from investing activities	(94,924)	(117,187)
Cash flows from financing activities	(44,766)	670
Net change in cash, cash equivalents, and restricted cash	$(58,528)	$(15,602)
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities decreased by $19.8 million for the year ended December 31, 2024, compared to the same period last year. We saw a decrease in cash provided from operating activities as a result of a decrease in our net income, excluding the impact of non-cash adjustments, of $3.8 million. In addition, cash provided by operating activities decreased due to lower inventory purchases of $55.7 million, increased cash payments of operating lease liabilities of $5.6 million, the timing of cash payments of accrued compensation and benefits of $5.5 million, timing of income tax payments of $4.8 million, and timing of cash payments of prepaid expenses and other current assets of $2.0 million. The decrease in operating cash flows was partly offset by the timing of cash payments related to accrued expenses of $52.6 million and the timing of cash payments related to deferred revenue of $3.1 million.
Investing Activities
Cash flows from investing activities consists of capital expenditures and purchases of investments.
Cash flows from investing activities increased by $22.3 million for the year ended December 31, 2024, compared to the same period last year. The increase in cash flows from investing activities was primarily due to an increase in maturities of available-for-sale securities of $147.3 million, offset by an increase in purchases of available-for-sale securities of $96.8 million and the purchase of investment in equity securities of a privately held company of $27.5 million.
Financing Activities
Cash flows from financing activities consists primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities were $(44.8) million for the year ended December 31, 2024. Cash flow from financing activities decreased by $45.4 million as compared to the same period last year. The decrease in financing cash flows was primarily due to repurchases of Class A common stock of $45.4 million.
Contractual Obligations and Commitments
Our most significant contractual obligations relate to purchase commitments on inventory and operating lease obligations on our facilities. See Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our contractual obligations and commitments.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. We believe that the following accounting estimates are those that involve the most significant level of estimation uncertainty. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies.
Revenue Recognition
Our primary source of revenues is from sales of healthcare apparel, footwear and other products primarily through our digital platform.
We determine revenue recognition through the following steps in accordance with Topic 606:
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
Other than the determination of returns reserve discussed above, there is not significant judgement required in the determination of performance obligations, allocation of our sales price, or the recognition of revenue. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion.
Stock-Based Compensation
We have granted stock-based awards consisting primarily of stock options and restricted stock units (“RSUs”) to employees, non-employee directors, and consultants. We measure and recognize stock-based compensation expense for all stock option awards granted to employees and non-employees based on their estimated fair values as of the grant date using the Black-Scholes option-pricing model. Our use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of various assumptions. The following range of assumptions was used to estimate the fair value of options granted during the year ended December 31, 2024:

Risk free interest rate	4.0 - 4.2%
Expected volatility	41%
Expected dividend yield	0%
Expected term (in years)	6.25
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
We measure the fair value of RSUs granted to employees and non-employees based on the fair value of our Class A common stock on the grant date. Our RSU grants vest upon the satisfaction of either a service condition or both a service condition and a performance condition. The service condition is generally satisfied ratably over four years. The performance condition related to our outstanding performance-based awards was satisfied in connection with the IPO.
See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion.
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-downs may be required. A hypothetical 10% change in our inventory reserves estimate as of December 31, 2024 would not result in a material impact on our consolidated financial statements.
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
Significant judgment is required in determining our uncertain tax positions. We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our tax liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the largest amount of benefit that is more than 50% likely of being realized. We believe our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. A hypothetical 10% change in our recorded tax liabilities as of December 31, 2024 would not result in a material impact on our consolidated financial statements. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates.
Interest Rate Risk
At December 31, 2024, we had cash and cash equivalents of $85.6 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
The 2021 Facility provides us with available borrowings in an amount up to $100.0 million. Because the 2021 Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates if we have a meaningful outstanding balance. At December 31, 2024, there were no outstanding borrowings under the 2021 Facility.
Foreign Currency Risk
Our net revenues, including from sales to international customers, are primarily denominated in U.S. dollars and are not currently subject to significant foreign currency risk. However, our products for sale in foreign countries are priced in the country’s local currency based primarily on an applicable currency exchange rate to the U.S. dollar, which we generally review and adjust periodically. To the extent the U.S. dollar strengthens relative to foreign currencies, prices for customers in foreign countries may be more expensive relative to that of competition in those markets, which may adversely affect our demand. Furthermore, the general purchasing power of customers in international markets is weakened by a stronger U.S. dollar. We may also choose to transact directly with our international customers in foreign currencies in the future as we expand offerings and operations internationally. Some foreign operating expenses are also denominated in the currencies of the countries and territories in which our third-party vendors are located and may be subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our results of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. For example higher freight costs have from time to time impacted our gross margin, which we believe is a result of inflation due, in part, to global supply chain disruptions. We continue to monitor the impact of inflation on raw materials, freight, labor, rent and other costs in order to minimize its effects. In addition, shifts in global trade policy, such as the recent U.S. tariffs on products manufactured in China and elsewhere, as well as retaliatory tariffs, could cause future increases in inflation, which we are actively monitoring. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if we are unable, or choose not to, increase the selling prices of our products in proportion with these increased costs.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FIGS, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Auditing of Internal Controls Over Financial Reporting Over Revenue
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognized net revenues of $555.6 million for the year ended December 31, 2024. The Company recognizes revenue at a point in time when it satisfies a performance obligation and transfers control of the products to the respective customers, which occurs when the goods are transferred to a common carrier.

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

Auditing of Internal Controls Over Financial Reporting Over Inventory
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company’s inventory consists of finished goods.

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

To test the Company’s accounting for changes in inventory quantities, our audit procedures included, among others, obtaining external confirmations of inventory quantities on-hand from the third-party service providers, performing test counts of inventory on-hand on a sample basis, and testing of inventory receipts and shipments near year-end. Additionally, we performed various analytical review procedures, including gross margin analysis and inventory turnover, to assess the reasonableness of the quantities recorded. We also examined the agreements between the Company and the third-party service providers to understand the services provided.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Los Angeles, California
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited FIGS, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FIGS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 27, 2025

FIGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$85,645	$144,173
Short-term investments	159,469	102,522
Accounts receivable	8,625	7,469
Inventory, net	115,759	119,040
Prepaid expenses and other current assets	13,268	12,455
Total current assets	382,766	385,659
Non-current assets
Property and equipment, net	35,274	24,864
Operating lease right-of-use assets	50,497	43,059
Deferred tax assets	11,643	18,291
Investment in equity securities	27,534	—
Other assets	2,073	1,336
Total non-current assets	127,021	87,550
Total assets	$509,787	$473,209
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,401	$14,749
Operating lease liabilities	10,596	8,230
Accrued expenses	42,316	7,906
Accrued compensation and benefits	5,689	7,312
Sales tax payable	3,705	3,149
Gift card liability	9,604	8,240
Deferred revenue	4,612	2,160
Returns reserve	3,873	2,989
Income tax payable	346	2,557
Total current liabilities	90,142	57,292
Non-current liabilities
Operating lease liabilities, non-current	42,430	38,884
Other non-current liabilities	83	183
Total liabilities	132,655	96,359
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 154,003,352 and 161,457,403 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	15	16
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 8,283,641 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of December 31, 2024 and December 31, 2023; zero shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	312,622	315,075
Accumulated other comprehensive income	21	5
Retained earnings	64,474	61,754
Total stockholders’ equity	377,132	376,850
Total liabilities and stockholders’ equity	$509,787	$473,209
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Net revenues	$555,558	$545,646	$505,835
Cost of goods sold	179,935	168,683	151,375
Gross profit	375,623	376,963	354,460
Operating expenses
Selling	141,909	125,149	118,449
Marketing	88,566	77,094	77,692
General and administrative	142,883	140,675	120,653
Total operating expenses	373,358	342,918	316,794
Net income from operations	2,265	34,045	37,666
Other income, net
Interest income	11,242	6,775	1,708
Other income (expense)	833	(13)	(647)
Total other income, net	12,075	6,762	1,061
Net income before provision for income taxes	14,340	40,807	38,727
Provision for income taxes	11,620	18,170	17,541
Net income	$2,720	$22,637	$21,186
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.02	$0.13	$0.13
Diluted earnings per share	$0.02	$0.12	$0.11
Weighted-average shares outstanding—basic	169,201,983	168,065,721	165,268,185
Weighted-average shares outstanding—diluted	180,102,840	182,412,965	187,547,474
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$2,720	$22,637	$21,186
Other comprehensive income, net of tax
Unrealized gain on short-term investments, net of tax	79	5	—
Foreign currency translation adjustment	(63)	—	—
Total other comprehensive income, net of tax	16	5	—
Total comprehensive income	$2,736	$22,642	$21,186
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2021	152,098,257	$15	12,158,187	$1	$227,626	$17,931	$—	$245,573
Issuance of Class A Common Stock upon vesting of Restricted Stock	1,777,374	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(1,352,608)	—	1,352,608	—	—	—	—	—
Issuance of Class A Common Stock upon exchange of Class B Common Stock	6,300,000	1	(6,300,000)	(1)	—	—	—	—
Capital contribution	—	—	—	—	479	—	—	479
Stock-based compensation	—	—	—	—	37,458	—	—	37,458
Stock option exercises and employee stock purchases	528,284	—	—	—	3,043	—	—	3,043
Net income	—	—	—	—	—	21,186	—	21,186
December 31, 2022	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$—	$307,739
Issuance of Class A Common Stock upon vesting of Restricted Stock	2,371,621	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(1,072,846)	—	1,072,846	—	—	—	—	—
Restricted Stock surrendered for employees' tax liability	—	—	—	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	45,799	—	—	45,799
Stock option exercises and employee stock purchases	807,321	—	—	—	916	—	—	916
Net income	—	—	—	—	—	22,637	—	22,637
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
December 31, 2023	161,457,403	$16	8,283,641	$—	$315,075	$61,754	$5	$376,850
Issuance of Class A Common Stock upon vesting of Restricted Stock	1,602,746	—	—	—	—	—	—	—
Issuance of Class A Common Stock in exchange for services	41,667	—	—	—	250	—	—	250
Repurchases of Class A Common Stock	(9,304,940)	(1)	—	—	(45,814)	—	—	(45,815)
Stock-based compensation	—	—	—	—	42,673	—	—	42,673
Stock option exercises and employee stock purchases	206,476	—	—	—	438	—	—	438
Net income	—	—	—	—	—	2,720	—	2,720
Other comprehensive income, net of tax	—	—	—	—	—	—	16	16
December 31, 2024	154,003,352	$15	8,283,641	$—	$312,622	$64,474	$21	$377,132
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$2,720	$22,637	$21,186
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	6,694	2,942	1,924
Deferred income taxes	6,648	(7,320)	(732)
Non-cash operating lease cost	8,483	2,863	2,381
Stock-based compensation	42,673	45,799	37,458
Accretion of discount on available-for-sale securities	(5,741)	(1,678)	—
Changes in operating assets and liabilities:
Accrued interest	(758)	—	—
Accounts receivable	(1,219)	(603)	(4,425)
Inventory	3,281	58,936	(91,908)
Prepaid expenses and other current assets	(2,544)	(572)	(4,483)
Other assets	(737)	(79)	(197)
Accounts payable	(5,332)	(6,192)	6,315
Accrued expenses	33,950	(18,657)	1,487
Accrued compensation and benefits	(1,623)	3,897	(3,049)
Sales tax payable	556	(225)	(354)
Gift card liability	1,364	358	2,292
Deferred revenue	2,452	(626)	2,190
Returns reserve	884	(469)	697
Income tax payable	(2,211)	2,557	(3,973)
Operating lease liabilities	(8,278)	(2,660)	(2,071)
Other non-current liabilities	(100)	7	(67)
Net cash (used in) provided by operating activities	81,162	100,915	(35,329)
Cash flows from investing activities:
Purchases of property and equipment	(17,021)	(16,348)	(5,348)
Purchases of available-for-sale securities	(246,949)	(150,139)	—
Maturities of available-for-sale securities	196,580	49,300	—
Purchases of held-to-maturity securities	—	—	(500)
Purchase of investment in equity securities	(27,534)	—	—
Net cash used in investing activities	(94,924)	(117,187)	(5,848)
Cash flows from financing activities:
Proceeds from capital contributions	—	—	479
Repurchases of Class A Common Stock	(45,454)	—	—
Proceeds from stock option exercises and employee stock purchases	438	916	3,043
Tax payments related to net share settlements on restricted stock units	—	(246)	—
Issuance of Class A Common Stock in exchange for services	250	—	—
Net cash (used in) provided by financing activities	(44,766)	670	3,522
Net decrease in cash, cash equivalents, and restricted cash	(58,528)	(15,602)	(37,655)
Cash, cash equivalents, and restricted cash, beginning of period	$144,173	$159,775	$197,430
Cash and cash equivalents end of period	$85,645	$144,173	$159,775
Supplemental disclosures:
Cash paid for income taxes, net of refunds received	$13,138	$21,100	$11,903
Property and equipment included in accounts payable and accrued expenses	$536	$453	$19
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company has prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our consolidated financial statements include the accounts of FIGS, Inc. and our wholly-owned subsidiary, FIGS Canada, Inc. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Significant estimates include, but are not limited to, the valuation of the net realizable value of inventory, reserves for sales returns, stock-based compensation, contingent sales tax liability, the useful lives and recoverability of long-lived assets, and the fair value of investments in equity securities. Actual results could differ from those estimates.
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
Investment in Equity Securities
The Company holds an investment in equity securities in a privately held company, consisting of equity securities without readily determinable fair values. The carrying value of this investment is adjusted to fair value upon observable orderly transactions for identical or similar investments of the same issuer or upon impairment. The investment is reviewed periodically for impairment. Any adjustment to the carrying value of this investment is recorded in other income, net in our consolidated statements of operations.
Variable Interest Entities
The Company determines at the inception of each arrangement whether an entity in which it has made an investment in, or which it has other variable interests in, is considered a variable interest entity (“VIE”). The Company will consolidate VIEs when it determines that it is the primary beneficiary. A primary beneficiary of a VIE has the power to direct activities that most significantly affect the economic performance of the VIE, and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with other applicable GAAP. Periodically, the Company assesses whether any changes in interest or relationship with a VIE affects the determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary. The Company has no investments or other variable interests for which it is the primary beneficiary.
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
Short-term Investments
The Company holds short-term investments in U.S. government debt securities and corporate debt securities. The Company’s short-term investments mature within 12-months or less and are classified as current assets on the Company’s consolidated balance sheets and have been classified and accounted for as available-for-sale securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates their classification at each balance sheet date.
The Company’s available-for-sale investments in debt securities are carried at fair value with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other expense on the Company’s consolidated statements of operations. The Company did not record any credit losses on its available-for-sale debt securities in any of the periods presented. The Company determines gains or losses on the sale or maturities of short-term investments using the specific identification method and gains or losses are recorded in other (income) expense on the Company’s consolidated statements of operations.
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
The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents and short-term investments for the amounts reflected on the consolidated balance sheets.

Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable
Accounts receivable consists of trade accounts receivables relating primarily to the credit card receivables arising from the sale of products to customers through the Company’s digital platforms. Trade accounts receivable is reported net of an allowance for doubtful accounts, which was zero as of December 31, 2024 and 2023. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of December 31, 2024 and 2023.
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
Upon the sale or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets, and the resulting gain or loss is reflected in general and administrative expense in the consolidated statements of income and comprehensive income. Maintenance and repairs are charged to the general and administrative expenses in the consolidated statements of income and comprehensive income as incurred, while expenditures for major renewals and betterments that extend the useful life of an asset or provide additional utility are capitalized.
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

Cloud Computing Costs
The Company also capitalizes software license fees and implementation costs associated with cloud hosting arrangements that are service contracts. These amounts are included in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets. Amortization of the software license fees is calculated using the straight-line method over the term of the service contract. Amortization of the implementation costs is calculated using the straight-line method based on the term of the service contract or based on the expected utilization of the asset and commences once the module or component is ready for its intended use.
Impairment of Long-Lived Assets
The Company tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or group of assets to the future undiscounted cash flows expected to be generated by the asset or asset group. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. No such impairments were recognized for the years ended December 31, 2024, 2023, and 2022.
Leases
The Company determines whether an arrangement is a lease at inception of the agreement and reassesses that conclusion if the agreement is modified. At lease commencement, which is generally when the Company takes possession of the asset, the Company records a lease liability and corresponding right-of-use asset. Lease liabilities represent the present value of minimum lease payments over the expected lease term, which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the lease liability is determined using the Company’s incremental borrowing rate at the lease commencement date. Right-of-use assets and lease liabilities are established on the consolidated balance sheets for leases with an expected term greater than one year. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company does not allocate consideration between lease and non-lease components.
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
Sales Tax
Based on the 2018 Supreme Court decision in South Dakota v. Wayfair Inc., an increasing number of states have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on remote sellers to collect transaction taxes such as sales, consumption, or similar taxes. The Company follows the guidelines of ASC 450, Contingencies, and its consolidated financial statements reflect the current impact of such legislation.
Share Repurchases
Shares repurchased pursuant to the Company’s share repurchase program are retired and reflected as a reduction of the par value of Class A common stock within stockholders’ equity on the Company’s consolidated balance sheets.
Direct costs incurred on share repurchases are recorded as part of the cost basis of each repurchase. The excess of cost basis over the par value of shares repurchased is recorded as a reduction to additional paid-in capital.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the consolidated balance sheets was $3.9 million and $3.0 million as of December 31, 2024 and 2023, respectively.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company records deferred revenue when it receives payments in advance of the transfer of the goods to a common carrier. The amounts recorded are expected to be recognized as revenue within the 12 months following the balance sheet date and, therefore, are classified as current liabilities in the consolidated balance sheets.
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $2.2 million during the year ended December 31, 2024 related to the deferred revenue balance that existed at December 31, 2023. The Company recognized revenues of $3.4 million during the year ended December 31, 2024 related to redemptions from the gift card liability balance that existed at December 31, 2023. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company does not have significant contract acquisition costs.
The following table presents the disaggregation of the Company’s net revenues for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
By geography:
United States	$474,305	$483,454	$462,126
Rest of the world	81,253	62,192	43,709
	$555,558	$545,646	$505,835
By product:
Scrubwear	$445,112	$439,987	$415,937
Non-Scrubwear	110,446	105,659	89,898
	$555,558	$545,646	$505,835
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
The Company measures the fair value of RSUs granted to employees and non-employees based on the fair value of its Class A common stock on the grant date. The Company’s RSU grants vest upon the satisfaction of either a service condition or both a service condition and a performance condition. The service condition is generally satisfied ratably over four years. The performance condition related to the Company’s outstanding performance-based awards was satisfied in connection with the Company's initial public offering (“IPO”).
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
The Company classifies stock-based compensation expense in its consolidated statements of income and comprehensive income in the same manner in which the award recipient’s cash compensation costs are classified. For the years ended December 31, 2024, 2023, and 2022 the Company recorded stock-based compensation expense of $42.7 million, $45.8 million, and $37.5 million, respectively, which are all recorded in general and administrative expense on the consolidated statements of operations.
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
Comprehensive Income
Comprehensive income includes net income, other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders, unrealized gains and losses, net of taxes, related to the Company's available-for-sale investments in debt securities, as well as foreign currency translation adjustments.
Earnings per Share
The Company computes earnings per share using the two-class method required for multiple classes of common stock and participating securities. Basic earnings per share (“Basic EPS”) is calculated by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share (“Diluted EPS”) is calculated by dividing net income by the weighted-average number of common and common equivalent shares outstanding during the year. Common equivalent shares are calculated using the treasury stock method and are excluded from the computation of diluted earnings per share in periods for which they have an anti-dilutive effect.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure on an annual and interim basis, in the notes to the consolidated financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied on a prospective basis, but can also be applied retrospectively. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after

December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. Effective January 1, 2024, the Company adopted ASU 2023-07. Refer to Note 15 of these consolidated financial statements for segment disclosures.
3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company’s cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$34,267	$—	$—	$34,267
U.S. government securities	98,716	81	(2)	98,795
Level 2:
Corporate paper	60,669	16	(11)	60,674
Total	$193,652	$97	$(13)	$193,736

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$117,328	$—	$—	$117,328
U.S. government securities	64,630	12	—	64,642
Level 2:
Corporate paper	37,888	—	(7)	37,881
Total	$219,846	$12	$(7)	$219,851
There have been no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. INVESTMENT IN EQUITY SECURITIES
In November 2024, the Company entered into a Series A Preferred Stock Purchase Agreement with OOG, Inc. (“OOG”) to purchase 27,454,727 shares of OOG's Series A-1 Preferred Stock (the “Investment”) for an aggregate purchase price of $25.0 million. OOG is a privately held company that offers an AI-powered, multi-disciplinary education platform for healthcare professionals. Heather Hasson, Executive Chair of the Board, is founder and Chief Executive Officer of OOG. OOG is considered a VIE in which the Company is not the primary beneficiary, as the governance structure of this entity does not allow the Company to direct the activities that would significantly affect the economic performance of the investment. There are currently no future funding commitments to OOG.
The Investment is recorded at fair value on a non-recurring basis and evaluated for impairment at each reporting period. The estimation of fair value for the Investment requires the use of significant unobservable inputs, such as the issuance of new equity, and as a result, the Company deems these assets as Level 3 financial instruments within the fair value measurement framework.
There have been no cumulative upward adjustments or cumulative downward adjustments to the Investment, including impairment, as of December 31, 2024. There were no gains and losses on sale recognized during the year ended

December 31, 2024. The Investment is accounted for using the measurement alternative; the carrying value of this investment as of December 31, 2024 is $27.5 million, inclusive of transaction costs.
Gains and losses on investments in equity securities will be included within other income, net on the consolidated statements of operations, and will be included as an adjustment to reconcile net income to net cash provided by (used in) operating activities in the consolidated statements of cash flows.
5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	December 31,
	2024	2023
Trade	$6,636	$6,549
Other	1,989	920
	$8,625	$7,469
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Inventory deposits	$670	$3,012
Prepaid expenses	5,724	8,173
Prepaid taxes	5,874	—
Other	1,000	1,270
	$13,268	$12,455
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Furniture and fixtures	$2,204	$1,441
Office equipment	1,311	1,031
Machinery and equipment	19,179	2,753
Computer equipment	7,216	2,056
Software and website design	9,985	8,061
Leasehold improvements	5,271	3,696
Capital projects in progress	2,821	13,555
Vehicles	109	—
Total property and equipment	48,096	32,593
Less: accumulated depreciation and amortization	(12,822)	(7,729)
Property and equipment, net	$35,274	$24,864
Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 on property and equipment was $6.7 million, $2.9 million, and $1.9 million, respectively.

8. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued inventory	$27,697	$2,126
Accrued shipping	6,087	565
Accrued selling expenses	—	2,601
Accrued legal expenses	800	24
Accrued marketing expenses	4,081	466
Other accrued expenses	3,651	2,124
	$42,316	$7,906
9. FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of December 31, 2024, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of December 31, 2024, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million and $1.6 million within sales tax payable on the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of December 31, 2024 were approximately $62.3 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements.
The putative securities class action filed in November 2022 against the Company and certain of its executive officers and directors in the United States District Court for the Central District of California was dismissed with prejudice by the court in January 2025 with judgment against the plaintiffs entered by the court on February 13, 2025. Plaintiffs have filed a notice of appeal from that dismissal. The related derivative suits against the Company and certain of its executive officers and directors are currently pending.
The Company intends to vigorously defend against such claims. The Company has determined that any potential loss is neither probable nor reasonably estimable and an accrual has not been recorded.
11.    LEASES
The Company has operating lease agreements for its office space, retail stores, fulfillment center, and fulfillment center equipment. The Company’s lease agreements have initial terms that expire between 2028 and 2030. Certain of the Company’s lease agreements include rent abatement periods, escalating rent payment provisions, and provide for an option to extend or terminate the lease.
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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2024, 2023, and 2022 was $11.6 million, $4.2 million, and $2.8 million, respectively. Short-term lease expense for the years ended December 31, 2024 and 2023, and 2022 was $6.4 million, $9.2 million, and $3.7 million, respectively.
Cash payments included in the measurement of operating lease liabilities were $11.4 million for the year ended December 31, 2024. Right of use assets obtained in exchange for operating lease liabilities were $15.9 million for the year ended December 31, 2024.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at December 31, 2024 were as follows:

Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	6.6%

Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at December 31, 2024, were as follows (in thousands):

Year ended December 31,
2025	$13,630
2026	10,640
2027	11,175
2028	11,680
2029	8,617
Thereafter	7,020
Total lease payments	$62,762
Less: Imputed interest	(9,736)
Total lease liabilities	$53,026
12. INCOME TAXES
The components of the Company’s provision for income taxes were as follows (in thousands):

	December 31,
	2024	2023	2022
Current
Federal	$4,369	$20,008	$16,731
State	596	5,482	1,542
Foreign	7	—	—
Total current provision	4,972	25,490	18,272
Deferred
Federal	5,705	(5,954)	(2,039)
State	943	(1,366)	1,307
Total deferred benefit	6,648	(7,320)	(732)
Provision for income taxes	$11,620	$18,170	$17,541
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% alternative minimum tax on corporations with book income in excess of $1 billion, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The effective date of these provisions was January 1, 2023. During 2024, the Company repurchased shares of its Class A common stock in the amount of $45.4 million. After offsetting the number of shares of Class A common stock repurchased with the number of shares of Class A common stock issued upon the vesting of RSUs or exercise of options granted to employees, as applicable, the net excise tax payable on the repurchased shares was $0.4 million. The Company has reviewed the provisions of the law and determined that they did not have a material impact on its consolidated financial statements. The Company will continue to evaluate the impact of the IRA as further information becomes available.
On June 27, 2024, California Senate Bill 167 (“SB 167”) was signed into California law. The tax bill suspends the net operating loss (“NOL”) deduction for tax years beginning on or after January 1, 2024, and before January 1, 2027. The suspension applies to taxpayers with greater than $1 million in net income for the tax year. To the extent that an NOL deduction is denied as a result of this suspension, the allowable carryforward period for the NOL is extended. The Company is not able to offset its net income with NOL in the year ended December 31, 2024.

A reconciliation of income tax expense using the U.S. statutory federal income tax rate to the provision for income taxes is as follows (in thousands):

	December 31,
	2024	2023	2022
Tax expense at U.S. statutory rate	$2,905	$8,569	$8,133
State tax expense, net of federal benefit	648	1,828	1,498
Non-deductible expenses	(1,136)	(831)	(380)
Stock-based compensation	9,036	3,956	4,921
Excess compensation limitations	754	4,365	4,776
Foreign-derived intangible income deduction	—	—	(3)
R&D tax credit benefit	(50)	—	—
Uncertain tax positions	(100)	7	(39)
Income tax refund	(865)	—	—
Provision to return true up	361	203	(1,823)
Other	67	73	458
Provision for income taxes	$11,620	$18,170	$17,541
The Company’s effective tax rate for the years ending December 31, 2024, 2023, and 2022 was 81.0%, 44.5%, and 45.3%, respectively. The Company’s effective tax rate in each of 2024, 2023, and 2022 is higher than the federal statutory tax rate mainly due to state tax expense and permanent disallowance of certain stock-based compensation for tax purposes. As of December 31, 2024 and 2023, the Company recorded no valuation allowance due to its cumulative pretax income position.
Significant components of deferred tax balances were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating losses	$305	$334
Uniform capitalization adjustment to inventory	6,939	9,930
Stock-based compensation	3,307	3,959
Accrued compensation and benefits	968	1,444
Lease liability	13,151	11,812
Inventory reserve	1,532	1,407
Returns reserve	968	749
Sales tax accrual	370	406
Other	1,111	856
Total deferred tax assets	28,651	30,897
Less: valuation allowance	—	—
Total net deferred tax assets	28,651	30,897
Deferred tax liabilities
Property and equipment	(4,394)	(1,811)
Right-of-use asset	(12,614)	(10,795)
Total deferred tax liabilities	(17,008)	(12,606)
Net deferred tax assets	$11,643	$18,291
As of December 31, 2024, the Company had available federal NOL carryforwards of approximately $1.1 million, which begin to expire in 2035. The Company also had available California NOL carryforwards of approximately $1.1 million as of December 31, 2024, which begin to expire in 2035. The usage of the Company’s federal and California NOL carryforwards is subject to the limitations imposed by Section 382 of the Internal Revenue Code. Further, the Company’s California NOL was suspended in 2021. The tax years ending December 31, 2021, through December 31, 2023 remain open and subject to audit by the Internal Revenue Service. The tax years ending December 31, 2020, through December 31, 2023, remain open and subject to audit by state tax authorities.
As of December 31, 2024 and 2023, the Company had $0.1 million and $0.2 million of uncertain tax positions, respectively, excluding interest and penalties. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as income tax expense. During the years ended December 31, 2024, 2023, and 2022 interest and penalties were immaterial.
The following table summarizes the activity related to our uncertain tax positions during the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Beginning balance of uncertain tax positions	$167	$167
Increases related to current year tax positions	10	—
Decreases related to current year tax positions	—	—
Increases related to prior year tax positions	18	—
Changes due to lapse of statute of limitations	(117)	—
Settlement with taxing authorities	—	—
Ending balance of uncertain tax positions	$78	$167
Uncertain tax positions were not material in the year ended December 31, 2022.
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
As of December 31, 2024, the number of shares available for issuance under the 2021 Plan and ESPP were 6,210,650 and 3,104,809, respectively.
Stock Option Valuation
The assumptions that the Company used to determine the grant date fair value of stock options granted were as follows, presented on a weighted-average basis:

	December 31,
	2024	2023	2022
Risk free interest rate	4.02%	3.63%	2.94%
Expected volatility	41%	40%	38%
Expected dividend yield	0%	0%	0%
Expected term (in years)	6.25	6.25	5.91

A summary of stock option activity under the 2016 Plan and 2021 Plan, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	44,001,160	$6.13	6.56	$108
Granted	149,712	6.19
Exercised	(139,181)	0.98
Forfeited	(4,375,046)	12.43
Outstanding at December 31, 2024	39,636,645	$5.45	5.21	$81

Exercisable at December 31, 2024	36,337,544	$5.27	5.10	$80
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that had exercise prices lower than the fair value of the Class A common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $0.6 million, $5.6 million, and $3.2 million, respectively.
The weighted-average grant date fair values per share of the Company’s stock options granted during the years ended December 31, 2024, 2023, and 2022 was $2.89, $3.35, and $5.02, respectively. The grant date fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 was $22.5 million, $27.3 million, and $22.8 million, respectively.
As of December 31, 2024, total unrecognized compensation cost related to unvested stock option awards was $12.6 million, to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units
The fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 were $9.2 million, $17.4 million, and $18.4 million respectively.
As of December 31, 2024, total unrecognized compensation cost related to unvested RSUs was $37.0 million, to be recognized over a weighted-average period of 2.7 years.
A summary of RSU activity under the 2016 Plan and 2021 Plan is as follows:

	Number of Shares	Weighted average grant date fair value per share
Unvested restricted stock units at December 31, 2023	3,264,673	$10.71
Granted	7,524,639	4.48
Vested	(1,602,746)	10.36
Forfeited	(1,022,904)	10.15
Unvested restricted stock units at December 31, 2024	8,163,662	$5.11
14. EARNINGS PER SHARE
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of Basic EPS and Diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the years ended December 31, 2024, 2023, and 2022 (in thousands, except share and per share amounts).

	Year ended December 31,
	2024	2023	2022
Numerator:
Net income	$2,720	$22,637	$21,186
Denominator:
Weighted-average shares—basic	169,201,983	168,065,721	165,268,185
Effect of dilutive stock options	10,359,317	13,502,538	20,362,453
Effect of dilutive restricted stock units	541,540	844,705	1,916,835
Weighted-average shares—diluted	180,102,840	182,412,965	187,547,474
Earnings (loss) per share:
Basic earnings (loss) per share	$0.02	$0.13	$0.13
Effect of dilutive stock options and restricted stock units	—	(0.01)	(0.02)
Diluted earnings (loss) per share	$0.02	$0.12	$0.11
The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the years ended December 31, 2024, 2023, and 2022 because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2024	2023	2022
Stock options to purchase common stock	21,480,801	11,219,739	5,845,057
Restricted stock units	1,637,740	2,278,137	1,078,486
15. SEGMENT REPORTING
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM, in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The CODM manages the Company’s operations as a single segment based on financial data presented on a consolidated basis for the purposes of assessing performance and making operating and resource allocation decisions.

The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net income as reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the single reportable segment for marketing, selling, and general and administrative expenses or to invest in other strategies, such as for acquisitions. The Company currently has no intra-entity sales or transfers, derives revenue primarily in the United States, and manages its business activities on a consolidated basis.

Significant segment expenses regularly reviewed by the CODM are those included on the Company's consolidated statements of operations, including selling, marketing, and general and administrative expenses.

16. RELATED PARTY TRANSACTIONS
In 2022, the Company’s Executive Chair and Chief Executive Officer paid the Company, at their election, an aggregate amount of $0.4 million for certain of the Company’s professional fees in connection with the Follow-on Offering in which they participated as selling stockholders.
In November 2024, the Company purchased 27,454,727 shares of OOG's Series A-1 Preferred Stock for an aggregate price of $25.0 million in cash, representing a minority interest in OOG. Heather Hasson, Executive Chair of the Board, is founder and Chief Executive Officer of OOG. The Company also agreed to work in good faith to consummate a commercial agreement between the parties at a future date memorializing certain commercial rights and benefits.
In November 2024, the Company entered into a Purchase Order Agreement with Baron Capital Management, Inc. (“BCM”), a subsidiary of Baron Capital Group, Inc. (“BCG”), pursuant to which BCM purchased from the Company certain FIGS products for an aggregate purchase price of $1.0 million. BCG is a beneficial owner of greater than 5% of the Company's outstanding Class A common stock.
In January 2025, the Company entered into a binding term sheet with BCM and BAMCO, Inc., a subsidiary of BCG (“BAMCO” and, together with BCM, “Baron”), pursuant to which the Company and Baron memorialized certain terms to be set forth in a stockholders agreement, relating to the purchase, transfer, registration and voting rights of certain of the Company's securities owned by Baron and its affiliates. In February 2025, the Company entered into the stockholders agreement with Baron. Baron and its affiliates are beneficial owners of greater than 5% of the Company's outstanding Class A common stock.

17. SHARE REPURCHASE PROGRAM
On August 8, 2024, the Board authorized a share repurchase program for up to $50.0 million of the Company’s outstanding Class A common stock, with no expiration date. Repurchases under the share repurchase program may be made from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. Open market repurchases have been and will be structured to occur in accordance with applicable federal securities law, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The share repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and may be modified, suspended or terminated at any time, without prior notice. The timing, manner, price and amount of any repurchases have been and will be determined at the Company’s discretion, subject to business, economic and market conditions and other factors. Repurchases under the program have been and are expected to be funded from existing cash and cash equivalents. All repurchased shares under the share repurchase program have been and will be retired. During the year ended December 31, 2024, share repurchases included 9.3 million shares of Class A common stock for $45.4 million. As of December 31, 2024, the Company had $4.6 million available for future repurchases of its Class A common stock under the share repurchase program.
On February 27, 2025, the Board authorized an increase of $50.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of the Company’s outstanding Class A common stock. Following the authorization of the increase, as of the date hereof, the Company has approximately $54.6 million available for future repurchases under the share repurchase program.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information.
Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Stockholders Agreement

On February 26, 2025, the Company and Baron entered into a stockholders agreement (the “SHA”) contemplated by the previously announced binding term sheet signed by the parties on January 13, 2025. The material terms of the SHA are summarized below.

Standstill Restrictions

From and after January 13, 2025 until the date that Baron and its affiliates (collectively, the “Stockholder Group”) cease to hold at least 17.5% of the outstanding shares of the Company’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”), the Stockholder Group has agreed not to purchase any equity securities of the Company without the Company’s prior written consent. This restriction does not apply to the shares of Class A Common Stock that Baron has acquired under that certain Put-Call Agreement, dated as of January 7, 2025, by and among BAMCO, Thomas J. Tull and certain other parties thereto (such shares, the “Put-Call Shares”).

Additionally, from January 13, 2025 until the earlier to occur of (i) the time and date of the Final Conversion Event (as defined in Section 7.4 of Article IV.A. of the Amended and Restated Certificate of Incorporation of the Company dated June 1, 2021), (ii) the date that Catherine Spear ceases to be the Chief Executive Officer or Co-Chief Executive Officer of the Company and (iii) the date that the Stockholder Group ceases to hold at least 17.5% of the outstanding shares of Class A Common Stock (such period, the “Standstill Period”), the Stockholder Group has agreed to abide by certain other standstill restrictions, including restrictions on participating in a proxy contest and engaging in or facilitating extraordinary transactions with the Company (subject to certain limited exceptions).

Transfer Restrictions

During the Standstill Period, the Stockholder Group will not transfer any of the Put-Call Shares, except (i) with the Company’s prior written consent, (ii) to a wholly owned subsidiary of Baron or other entity controlled or managed by BAMCO or a subsidiary thereof, (iii) in connection with a redemption of interests by an investor in an entity holding Put-Call Shares and (iv) under certain other circumstances.

Voting Cutback

The Stockholder Group is entitled to vote up to 25% of the Company's then-outstanding shares of Class A Common Stock, in its sole and absolute discretion. During the Standstill Period, any Put-Call Shares that it owns in excess of twenty-five percent (25%) of the Company’s then-outstanding shares of Class A Common Stock must be voted in favor of all persons nominated to serve as directors of the Company by the board of directors of the Company.

Registration Rights

The SHA provides the Stockholder Group with customary demand, piggyback and shelf registration rights. The SHA also contains customary representations and warranties from the parties.

The foregoing description of the SHA does not purport to be complete and is qualified in its entirety by reference to the SHA, which is filed as Exhibit 10.22 to this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Directors
The following table presents information concerning our board of directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	43	Director, Co-Founder and Executive Chair
Catherine Spear	41	Director, Co-Founder and Chief Executive Officer
Sheila Antrum	66	Director
Kenneth Lin	49	Director
Mario Marte	49	Director
Melanie Whelan	47	Director
Jeffrey Wilke	58	Director
J. Martin Willhite	54	Director
The following are brief biographies describing the backgrounds of our directors.
Heather Hasson
Ms. Hasson co-founded our company and serves as the Executive Chair of our board of directors. Ms. Hasson previously served as our Co-Chief Executive Officer until August 2022. Prior to co-founding FIGS, Ms. Hasson was an entrepreneur, having served as founder and CEO of Heather Hasson bags, a high-end bag line, and FIGS Ties, a tie and scarf company. Ms. Hasson currently serves as the Chief Executive Officer and as a member of the board of directors of OOG, Inc., a healthcare education technology company. From 2021 to 2023, Ms. Hasson also served as a member of the board of directors of G Squared Ascend I Inc. and G Squared Ascend II Inc., two special purpose acquisition companies. Since January 2020, Ms. Hasson has also served as a member of the board of directors of RxArt, a non-profit whose mission is to help children heal through the extraordinary power of visual art. Ms. Hasson holds a B.A. in Political Science from the University of Wisconsin-Madison. We believe that Ms. Hasson is qualified to serve as a member of our board of directors based on her experience in the apparel industry and the knowledge of our company she brings as our co-founder and Executive Chair.
Catherine Spear
Ms. Spear co-founded our company and serves as our Chief Executive Officer and as a member of our board of directors. Prior to co-founding FIGS, Ms. Spear served as an Associate at the Blackstone Group Inc., a leading global alternative investment business, in the firm’s hedge fund group. Ms. Spear began her career at Citigroup Global Markets Inc., where she spent four years in its investment banking and private equity divisions. Since February 2024, Ms. Spear has served as a member of the board of directors of Amer Sports, Inc., a global group of sports and outdoor brands, including Arcteryx, Salomon and Wilson. From August 2020 to July 2021, Ms. Spear also served as a member of the board of directors of One, a special purpose acquisition company. Ms. Spear holds a B.A. in Economics from Tufts University and an M.B.A. from Harvard Business School. She was also selected to join the Aspen Institute’s Henry Crown Fellows in 2018. We believe that Ms. Spear is qualified to serve as a member of our board of directors based on the perspective and experience she brings as our co-founder and Chief Executive Officer.
Sheila Antrum
Ms. Antrum has served as a member of our board of directors since May 2021. Since 2007, Ms. Antrum has served in roles of increasing responsibility at the University of California, including serving as the Senior Vice President and Chief Operating Officer of UCSF Health since August 2017, UCSF Health President-Adult Services since September 2015 and the Chief Nursing Officer of UCSF Medical Center from September 2007 to 2017 and again as interim Chief Nursing Officer from 2019 to 2020. Before that, from 2003 to 2007, Ms. Antrum served as the Chief of Ambulatory Operations and Associate Director of Clinical Cancer Center Operations at the University of California San Diego Medical

Center. Ms. Antrum also has served on the board of directors of Integer Holdings Corporation since February 2021. Ms. Antrum holds a B.A. of Science in Nursing from Hampton University and a Master’s in Health Services Administration from the University of Michigan School of Public Health. We believe that Ms. Antrum is qualified to serve as a member of our board of directors based on her extensive leadership experience in the healthcare industry.
Kenneth Lin
Mr. Lin has served as a member of our board of directors since April 2022. From March 2007 to August 2024, Mr. Lin served as the Chief Executive Officer of Credit Karma, a consumer finance company that he founded and that was acquired by Intuit in 2020. He previously founded Multilytics Marketing, a data driven marketing agency and has served as a member of the board of trustees of Boston University since December 2021. Mr. Lin holds a B.A. in Economics and Mathematics from Boston University and was selected to join the Aspen Institute’s Henry Crown Fellows in 2018. We believe that Mr. Lin is qualified to serve as a member of our board of directors due to his extensive leadership, technology and internet company experience.
Mario Marte
Mr. Marte has served as a member of our board of directors since November 2023. From September 2018 to July 2023, Mr. Marte served as Chief Financial Officer of Chewy, Inc., a leading online pet product and service retailer. Before that, from April 2015 until September 2018, Mr. Marte served as Vice President—Finance & Treasurer at Chewy. Mr. Marte previously served as the Vice President—Financial Planning & Analysis for Hilton Worldwide Holdings, Inc., and in various other roles at Hilton, American Airlines Group Inc. and Accenture LLC, a consulting firm. Since January 2021, Mr. Marte has served on the board of directors of Best Buy Co., Inc. and as chair of its audit committee since June 2023. Mr. Marte holds a B.S. in Computer Engineering from the University of South Florida and an M.B.A. from Duke University’s Fuqua School of Business. We believe that Mr. Marte is qualified to serve as a member of our Board of Directors based on his extensive financial expertise, his deep knowledge in eCommerce and consumer businesses, and his leadership experience at private and publicly traded companies.
Melanie Whelan
Ms. Whelan has served as a member of our board of directors since January 2025. Ms. Whelan has served as Advisory Partner at Summit, a growth equity investment firm, since January 2025. Before that from June 2020 to December 2024, Ms. Whelan served as Managing Director at Summit Partners, and from January to June 2020, as an Executive in Residence. Previously, from June 2015 to November 2019, Ms. Whelan served as Chief Executive Officer of SoulCycle Inc., an indoor cycling fitness company, and before that as Chief Operating Officer from April 2012 until May 2015. Prior to joining SoulCycle, from January 2007 to April 2012, Ms. Whelan was Vice President of Business Development at Equinox Holdings, Inc., a luxury fitness company. Prior to Equinox, she also held leadership positions with Virgin Management, where she was on the founding team of Virgin America, and with Starwood Hotels & Resorts, a hospitality company. Ms. Whelan has also served on the board of directors of Chegg, Inc., an education technology Company, since 2019, and on the Board of Trustees of Southern New Hampshire University since 2020. Ms. Whelan holds a B.A. in Engineering and Economics from Brown University. We believe that Ms. Whelan is qualified to serve as a member of our board of directors based on her extensive experience in business operations, international growth and consumer marketing.
Jeffrey Wilke
Mr. Wilke has served as a member of our board of directors since April 2022. Since March 1, 2021, Mr. Wilke has served as Chairman of the board of directors of Re:Build Manufacturing, a privately-held industrial manufacturing group that provides manufacturing solutions. Before that, from 1999 through 2021, Mr. Wilke served in various senior executive roles at Amazon.com, Inc., including CEO of Worldwide Consumer, from April 2016 to March 2021, Senior Vice President, Consumer Business, from February 2012 until April 2016, and as Senior Vice President, North America Retail, from January 2007 until February 2012. Prior to Amazon.com, Mr. Wilke held executive positions at AlliedSignal (now Honeywell International Inc), an aerospace firm. He began his career writing code and managing software development projects at Andersen Consulting (now Accenture plc), a consulting firm. Mr. Wilke holds a B.S.E. in Chemical Engineering from Princeton University and an M.S. in Chemical Engineering and M.B.A. from Massachusetts Institute of Technology. We believe that Mr. Wilke is qualified to serve as a member of our board of directors based on his broad leadership experience in the direct to consumer, supply chain, logistics and technology industries.

J. Martin Willhite
Mr. Willhite has served as a member of our board of directors since February 2019. Since June 2017, Mr. Willhite has served as Vice Chairman at Tulco, LLC, an investment firm. Before that, from October 2011 to June 2017, Mr. Willhite served as General Counsel at Legendary Entertainment, a film and television production company, where he also served as Chief Operating Officer from April 2013 to June 2017. Before that, Mr. Willhite was a Partner at Munger, Tolles & Olson, LLP, a law firm. Since October 2024, Mr. Willhite has also served as a member of the board of trustees of Loyola Marymount University. Mr. Willhite holds a B.A. in Philosophy from Brigham Young University and a J.D. from Loyola Law School. We believe that Mr. Willhite is qualified to serve as a member of our board of directors based on his broad leadership, operational, legal and transactional experience.
Information about our Executive Officers
The following table presents information concerning our executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	43	Director, Co-Founder and Executive Chair
Catherine Spear	41	Director, Co-Founder and Chief Executive Officer
Sarah Oughtred	43	Chief Financial Officer
The following are brief biographies describing the backgrounds of our executive officers.
The biography for each of Ms. Hasson and Ms. Spear appears above in the section titled “Information about our Directors.”
Sarah Oughtred
Ms. Oughtred has served as our Chief Financial Officer since August 2024. Prior to joining FIGS, Ms. Oughtred served in roles of increasing responsibility within the finance department at Lululemon Athletica Inc., a multinational athletic apparel retailer, since 2007, most recently serving as SVP, FP&A from August 2021 to June 2024, and as VP, FP&A from October 2018 to August 2021. In her latest role at Lululemon, Ms. Oughtred led a global team of over 100 finance team members, served as a key partner to the senior executive team, drove the financial component of strategic and operational planning and led the company's annual and quarterly financial planning and earnings processes. Before Lululemon, Ms. Oughtred spent three years at PricewaterhouseCoopers LLP in the audit and assurance practice. Ms. Oughtred holds a Bachelor’s of Commerce from the University of Victoria, a Master’s of Professional Accounting from the University of Saskatchewan and a Chartered Professional Accountant designation in Canada.
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
The remaining information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2024)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)					9,315,459	(2)
Restricted Stock Units	8,163,662	(3)	—		—
Options to Purchase Class A Common Stock	39,636,645	(4)	$5.45	(5)	—
Equity compensation plans not approved by security holders	—		—		—
Total	47,800,307		$5.45		9,315,459
(1)Consists of the Amended 2016 Equity Incentive Plan (the “2016 Plan”), 2021 Equity Incentive Award Plan (the “2021 Plan”), and 2021 Employee Stock Purchase Plan (the “ESPP”).
(2)The number of shares authorized under our 2021 Plan increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) a number of Shares (as defined in the 2021 Plan) such that the aggregate number of Shares available for grant under the 2021 Plan immediately following such increase shall equal 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year, and (B) such lesser number of Shares as determined by our board of directors. The number of shares authorized under our ESPP increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Class A common stock and Class B common stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of Shares (as defined in the ESPP) as determined by our board of directors. The maximum number of shares of Class A common stock subject to issuance pursuant to our ESPP offering period outstanding as of December 31, 2024 is 220,000.
(3)Consists of 8,163,662 shares of Class A common stock subject to outstanding restricted stock units under the 2021 Plan. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan.
(4)Consists of 31,817,356 and 7,819,289 outstanding options to purchase Class A common stock under the 2016 Plan and 2021 Plan, respectively. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan, though existing option awards remain outstanding.
(5)As of December 31, 2024, the weighted-average exercise price of outstanding options was $5.45.
The remaining information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not required or are not applicable, not material or because the required information is shown in our consolidated financial statements or the notes thereto.
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	10-K	001-40448	3.1	2/28/2023
3.2	Amended and Restated Bylaws of FIGS, Inc.	10-K	001-40448	3.2	2/28/2023
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
4.3	Description of the Registrant's Securities					*
10.1	Credit Agreement dated September 7, 2021 between the Company and Bank of America, N.A.	8-K	001-40448	10.1	9/10/2021
10.1.1	First Amendment to Credit Agreement, dated February 27, 2023, between the Company and Bank of America, N.A.	10-K	001-40448	10.1.1	2/28/2023
10.2	Form of Indemnification Agreement between FIGS, Inc. and its directors and officers.	S-1	333-255797	10.1	5/5/2021
10.3#	2021 Equity Incentive Award Plan.	10-K	001-40448	10.3	2/28/2023
10.4#	Form of Stock Option Grant Notice and Agreement under 2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.6	5/20/2021
10.5#	Form of Restricted Stock Unit Grant Notice and Agreement under 2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.7	5/20/2021
10.6#	2021 Employee Stock Purchase Plan.	10-K	001-40448	10.6	2/28/2023
10.6.1#	2021 Employee Stock Purchase Plan Sub-Plan for Canadian Participants					*
10.7#	Second Amended and Restated Employment Agreement by and between FIGS, Inc. and Heather Hasson, effective August 4, 2022.	8-K	001-40448	10.1	8/4/2022
10.8#	Amended and Restated Employment Agreement by and between FIGS, Inc. and Catherine Spear.	10-K	001-40448	10.8	2/28/2023
10.9#	Non-Employee Director Compensation Program.	S-1/A	333-255797	10.14	5/20/2021
10.10#	Voting Agreement by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC and certain related entities.	10-K	001-40448	10.10	2/28/2023
10.10.1#	Amendment and Joinder to Voting Agreement, by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC, Thomas Tull and certain related persons and trusts.	8-K	001-40448	10.1	3/23/2022
10.11#	Equity Award Exchange Right Agreement between FIGS, Inc. and each of Heather Hasson and Catherine Spear.	10-K	001-40448	10.11	2/28/2023
10.12#	Employment Agreement by and between FIGS, Inc. and Daniella Turenshine.	10-K	001-40448	10.15	3/10/2022
10.13#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Heather Hasson, dated February 22, 2018.	S-1/A	333-255797	10.15	5/20/2021
10.14#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Catherine Spear, dated February 22, 2018.	S-1/A	333-255797	10.16	5/20/2021
10.15	Office Lease by and between FIGS, Inc. and 2834 Colorado Avenue, LLC, dated November 26, 2018.	S-1	333-255797	10.10	5/5/2021
10.16#	FIGS, Inc. Amended 2016 Equity Incentive Plan.	S-8	333-256585	99.1	5/28/2021
10.17#	Form of Stock Option Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.3	5/5/2021
10.18#	Form of Founders Restricted Stock Unit Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.4	5/5/2021
10.19#	Employment Offer Letter by and between FIGS, Inc. and Kevin Fosty	10-Q	001-40448	10.1	8/8/2024
10.20#	Employment Agreement by and between FIGS, Inc. and Sarah Oughtred	10-Q	001-40448	10.2	8/8/2024
10.21†	Series A Preferred Stock Purchase Agreement, by and between OOG, Inc. and FIGS, Inc.					*
10.22	Stockholders Agreement, by and among FIGS, Inc., Baron Capital Management, Inc. and BAMCO, Inc., dated as of February 26, 2025.					*
19.1	FIGS, Inc. Amended and Restated Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of FIGS, Inc.	10-K	001-40448	21.1	2/28/2023
23.1	Consent of Ernst & Young, LLP.					*
24.1	Power of Attorney (included on signature page).					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-40448	97.1	2/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan
†
Certain identified information has been excluded from this exhibit because we do not believe it is material and is the type that we customarily treat as private and confidential. Redacted information is indicated by “[***]”.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIGS, INC.

Date: February 27, 2025	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Catherine Spear and Sarah Oughtred, and each of them singly (with full power to each of them to act alone), his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and in their name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Catherine Spear	Chief Executive Officer and Director	February 27, 2025
Catherine Spear	(Principal Executive Officer)

/s/ Sarah Oughtred	Chief Financial Officer	February 27, 2025
Sarah Oughtred	(Principal Financial and Accounting Officer)

/s/ Heather Hasson	Executive Chair	February 27, 2025
Heather Hasson

/s/ Sheila Antrum	Director	February 27, 2025
Sheila Antrum

/s/ Kenneth Lin	Director	February 27, 2025
Kenneth Lin

/s/ Mario Marte	Director	February 27, 2025
Mario Marte

/s/ Melanie Whelan	Director	February 27, 2025
Melanie Whelan

/s/ Jeffrey Wilke	Director	February 27, 2025
Jeffrey Wilke

/s/ J. Martin Willhite	Director	February 27, 2025
J. Martin Willhite