Form 10-Q
period 2025-03-31
FIGS, Inc.
filed 2025-05-08
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number 001-40448

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, there were 154,267,492 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans regarding international expansion and our TEAMS business; our plans for evolving our sourcing capabilities and strategically refining our manufacturing base; product innovation; the impact of, and expectations related to, our transition to our new fulfillment center; our plans to open additional fulfillment facilities in the future; our transition away from a third party supplier in Jordan; the impact of conflict in the Middle East on our business; the impact of a future port-worker strike on our business; the impact of tariffs and trade policies on our business; our efforts to mitigate the impact of tariffs and trade policies on our business; the impact of future laws, regulations and executive orders on our business; our plans for the use of artificial intelligence; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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
•Consumer confidence, shopping behavior, and spending have been and may continue to be negatively impacted by factors beyond our control, including supply chain disruptions, inflation, tariffs and other trade barriers, high interest rates, fear of recession or entry into a recession, geopolitical tensions and military conflicts, and healthcare workforce-related stress, which may adversely affect our business, financial condition and results of operations.
•Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.
•Our ability to source and distribute our products, including our ability to do so profitably, is impacted by global trade policy.
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
•We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and from time to time rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$90,008	$85,645
Short-term investments	161,203	159,469
Accounts receivable	6,554	8,625
Inventory, net	131,577	115,759
Prepaid expenses and other current assets	10,369	13,268
Total current assets	399,711	382,766
Non-current assets
Property and equipment, net	34,119	35,274
Operating lease right-of-use assets	48,194	50,497
Deferred tax assets	10,648	11,643
Investment in equity securities	27,735	27,534
Other assets	1,907	2,073
Total non-current assets	122,603	127,021
Total assets	$522,314	$509,787
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,736	$9,401
Operating lease liabilities	11,599	10,596
Accrued expenses	54,224	42,316
Accrued compensation and benefits	5,071	5,689
Sales tax payable	3,756	3,705
Gift card liability	9,305	9,604
Deferred revenue	1,959	4,612
Returns reserve	3,701	3,873
Income tax payable	618	346
Total current liabilities	100,969	90,142
Non-current liabilities
Operating lease liabilities, non-current	39,726	42,430
Other non-current liabilities	83	83
Total liabilities	140,778	132,655
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 154,070,851 and 154,003,352 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	15	15
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 8,283,641 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024; zero shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	317,173	312,622
Accumulated other comprehensive income (loss)	(24)	21
Retained earnings	64,372	64,474
Total stockholders’ equity	381,536	377,132
Total liabilities and stockholders’ equity	$522,314	$509,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net revenues	$124,901	$119,293
Cost of goods sold	40,442	37,156
Gross profit	84,459	82,137
Operating expenses
Selling	32,678	28,459
Marketing	18,156	17,246
General and administrative	33,836	35,989
Total operating expenses	84,670	81,694
Net income (loss) from operations	(211)	443
Other income, net
Interest income	2,076	2,847
Other expense	(1)	(10)
Total other income, net	2,075	2,837
Net income before provision for income taxes	1,864	3,280
Provision for income taxes	1,966	1,845
Net income (loss)	$(102)	$1,435
Earnings attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$—	$0.01
Diluted earnings (loss) per share	$—	$0.01
Weighted-average shares outstanding—basic	162,465,988	169,923,479
Weighted-average shares outstanding—diluted	162,465,988	180,701,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net income (loss)	$(102)	$1,435
Other comprehensive loss, net of tax
Unrealized loss on short-term investments, net of tax	(52)	(31)
Foreign currency translation adjustment	7	—
Total other comprehensive loss, net of tax	(45)	(31)
Total comprehensive income (loss)	$(147)	$1,404
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2023	161,457,403	$16	8,283,641	$—	$315,075	$61,754	$5	$376,850
Issuance of Class A Common Stock upon vesting of Restricted Stock	325,466	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,611	—	—	11,611
Stock option exercises	19,002	—	—	—	10	—	—	10
Net income	—	—	—	—	—	1,435	—	1,435
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
March 31, 2024	161,801,871	$16	8,283,641	$—	$326,696	$63,189	$(26)	$389,875

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	154,003,352	$15	8,283,641	$—	$312,622	$64,474	$21	$377,132
Issuance of Class A Common Stock upon vesting of Restricted Stock	634,937	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(567,607)	—	—	—	(2,688)	—	—	(2,688)
Stock-based compensation	—	—	—	—	7,239	—	—	7,239
Stock option exercises	169	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(102)	—	(102)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45)	(45)
March 31, 2025	154,070,851	$15	8,283,641	$—	$317,173	$64,372	$(24)	$381,536
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(102)	$1,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,999	850
Deferred income taxes	995	251
Non-cash operating lease cost	2,303	1,761
Stock-based compensation	7,239	11,611
Accretion of discount and accrued interest on available-for-sale securities	(1,113)	(1,376)
Changes in operating assets and liabilities:
Accounts receivable	2,078	2,056
Inventory	(15,818)	(11,426)
Prepaid expenses and other current assets	2,899	198
Other assets	166	(711)
Accounts payable	1,303	6,407
Accrued expenses	12,406	6,214
Accrued compensation and benefits	(618)	(2,983)
Sales tax payable	51	243
Gift card liability	(299)	(593)
Deferred revenue	(2,653)	(276)
Returns reserve	(172)	(282)
Income tax payable	272	1,256
Operating lease liabilities	(1,701)	(3,016)
Net cash provided by operating activities	9,235	11,619
Cash flows from investing activities:
Purchases of property and equipment	(1,310)	(496)
Purchases of available-for-sale securities	(54,624)	(41,278)
Maturities of available-for-sale securities	53,951	41,300
Other investing activities	(201)	—
Net cash used in investing activities	(2,184)	(474)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(2,688)	—
Proceeds from stock option exercises and employee stock purchases	—	10
Net cash (used in) provided by financing activities	(2,688)	10
Net increase in cash and cash equivalents	4,363	11,155
Cash and cash equivalents beginning of period	$85,645	$144,173
Cash and cash equivalents end of period	$90,008	$155,328
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$70	$3,997
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company has prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of FIGS, Inc. and the wholly-owned subsidiary, FIGS Canada, Inc. All intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on December 31. Certain reclassifications have been made to prior-year amounts to conform to the current presentation. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim condensed consolidated financial statements and footnotes. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods presented. Key estimates relate primarily to the valuation of stock-based compensation. Actual results could differ from those estimates.
Investment in Equity Securities
The Company holds an investment in equity securities in a privately held company, consisting of equity securities without readily determinable fair values. This investment is recorded at its carrying value, which is cost less impairment, if any, adjusted to fair value upon observable orderly transactions for identical or similar investments of the same issuer. The investment is reviewed periodically for impairment. Any adjustment to the carrying value of this investment, including gains and losses, is recorded in other income, net in the Company’s condensed consolidated statements of operations. Gains and losses on investments in equity securities will be included as an adjustment to reconcile net income (loss) to net cash provided by operating activities in the Company’s condensed consolidated statements of cash flows.
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
The Company’s available-for-sale investments in debt securities are carried at fair value with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other expense on the Company’s condensed consolidated statements of operations. The Company did not record any credit losses on its available-for-sale debt securities in any of the periods presented. The Company determines gains or losses on the sale or maturities of short-term investments using the specific identification method and gains or losses are recorded in other income on the Company’s condensed consolidated statements of operations.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of March 31, 2025 and 2024.

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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the condensed consolidated balance sheets was $3.7 million and $3.9 million as of March 31, 2025 and December 31, 2024, respectively.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company records deferred revenue when it receives payments in advance of the transfer of the goods to a common carrier. The amounts recorded are expected to be recognized as revenue within the 12 months following the balance sheet date and, therefore, are classified as current liabilities in the condensed consolidated balance sheets.
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $4.6 million during the three months ended March 31, 2025 related to the deferred revenue balance that existed at December 31, 2024. The Company recognized revenues of $1.6 million during the three months ended March 31, 2025 related to redemptions from the gift card liability balance that existed at December 31, 2024. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
By geography:
United States	$106,019	$103,070
Rest of the world	18,882	16,223
	$124,901	$119,293
By product:
Scrubwear	$99,569	$94,896
Non-Scrubwear	25,332	24,397
	$124,901	$119,293
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure on an annual and interim basis, in the notes to the condensed consolidated financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied on a prospective basis, but can also be applied retrospectively. The Company is currently evaluating the effects adoption of this guidance will have on its condensed consolidated financial statements.
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2024. Refer to Note 13 of these condensed consolidated financial statements for segment disclosures.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company’s cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$34,630	$—	$—	$34,630
U.S. government securities	99,992	35	(4)	100,023
Level 2:
Corporate paper	61,179	6	(5)	61,180
Total	$195,801	$41	$(9)	$195,833

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$34,267	$—	$—	$34,267
U.S. government securities	98,716	81	(2)	98,795
Level 2:
Corporate paper	60,669	16	(11)	60,674
Total	$193,652	$97	$(13)	$193,736
There have been no transfers of assets between fair value levels during the periods presented. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.
4. INVESTMENT IN EQUITY SECURITIES
The Company holds an investment in equity securities of a privately held company (the “Investment”). The Investment is considered a VIE in which the Company is not the primary beneficiary, as the governance structure of this entity does not allow the Company to direct the activities that would significantly affect the economic performance of the investment. There are currently no future funding commitments to the Investment. The Investment is recorded at fair value on a non-recurring basis and evaluated for impairment at each reporting period. The estimation of fair value for the Investment requires the use of significant unobservable inputs, such as the issuance of new equity, and as a result, the Company deems these assets as Level 3 financial instruments within the fair value measurement framework.
There have been no cumulative upward adjustments or cumulative downward adjustments to the Investment, including impairment, as of March 31, 2025. There were no sales of equity securities during the three months ended March 31, 2025. The Investment is accounted for using the measurement alternative. The carrying value of the Investment as of March 31, 2025 is $27.7 million, inclusive of transaction costs.

5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Trade	$5,310	$6,636
Other	1,244	1,989
	$6,554	$8,625
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Inventory deposits	$346	$670
Prepaid expenses	4,184	5,724
Prepaid taxes	4,903	5,874
Other	936	1,000
	$10,369	$13,268
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture and fixtures	$2,270	$2,204
Office equipment	1,369	1,311
Machinery and equipment	19,352	19,179
Computer equipment	7,506	7,216
Software and website design	11,303	9,985
Leasehold improvements	5,451	5,271
Capital projects in progress	1,580	2,821
Vehicles	109	109
Total property and equipment	48,940	48,096
Less: accumulated depreciation and amortization	(14,821)	(12,822)
Property and equipment, net	$34,119	$35,274
Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $2.0 million and $0.9 million, respectively.

8. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued inventory	$37,046	$27,697
Accrued shipping	8,740	6,087
Accrued selling expenses	34	—
Accrued legal expenses	482	800
Accrued marketing expenses	5,495	4,081
Other accrued expenses	2,427	3,651
	$54,224	$42,316
9. FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of March 31, 2025, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of March 31, 2025, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million within sales tax payable on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of March 31, 2025 were approximately $52.7 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying condensed consolidated financial statements.
The putative securities class action filed in November 2022 against the Company and certain of its executive officers and directors in the United States District Court for the Central District of California was dismissed with prejudice by the court in January 2025 with judgment against the plaintiffs entered by the court on February 13, 2025. Plaintiffs have filed a notice of appeal from that dismissal and briefing on the appeal is ongoing. The related derivative suits against the Company and certain of its executive officers and directors are currently pending.
The Company intends to vigorously defend against such claims. The Company has determined that any potential loss is neither probable nor reasonably estimable and an accrual has not been recorded.
11. INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended March 31, 2025 and 2024, the Company's effective tax rate was 105.5% and 56.3%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and limitations on the deductibility of officer compensation.
For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $2.0 and $1.8 million, respectively.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic EPS and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts).

	Three months ended March 31,
	2025	2024
Numerator:
Net income (loss)	$(102)	$1,435
Denominator:
Weighted-average shares—basic	162,465,988	169,923,479
Effect of dilutive stock options	—	10,609,913
Effect of dilutive restricted stock units	—	168,452
Weighted-average shares—diluted	162,465,988	180,701,844
Earnings (loss) per share:
Basic earnings (loss) per share	$—	$0.01
Effect of dilutive stock options and restricted stock units	—	—
Diluted earnings (loss) per share	$—	$0.01

The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the three months ended March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2025	2024
Stock options to purchase common stock	17,784,006	22,617,700
Restricted stock units	1,752,209	2,493,923
13. SEGMENT REPORTING
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company's CODM is its Chief Executive Officer. The CODM manages the Company’s operations as a single segment based on financial data presented on a consolidated basis for the purposes of assessing performance and making operating and resource allocation decisions.

The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net income (loss) as reported on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM uses net income (loss) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the single reportable segment for marketing, selling, and general and administrative expenses or to invest in other strategies, such as for acquisitions. The Company currently has no intra-entity sales or transfers, derives revenue primarily in the United States, and manages its business activities on a consolidated basis.

Significant segment expenses regularly reviewed by the CODM are those included on the Company's condensed consolidated statements of operations, including selling, marketing, and general and administrative expenses.
14. RELATED PARTY TRANSACTIONS
In November 2024, the Company purchased 27,454,727 shares of OOG, Inc.’s (“OOG”) Series A-1 Preferred Stock for an aggregate price of $25.0 million in cash, representing a minority interest in OOG. Heather Hasson, Executive Chair of the Board, is founder and Chief Executive Officer of OOG. The Company agreed to work in good faith to consummate a commercial agreement between the parties at a future date memorializing certain commercial rights and benefits.
In March 2025, the Company entered into a License Agreement with OOG, pursuant to which FIGS licensed to OOG for nominal consideration approximately 2,200 square feet of unused office space currently leased by the Company.
In November 2024, the Company entered into a Purchase Order Agreement with Baron Capital Management, Inc. (“BCM”), a subsidiary of Baron Capital Group, Inc. (“BCG”), pursuant to which BCM purchased from the Company certain FIGS products for an aggregate purchase price of $1.0 million. BCG is a beneficial owner of greater than 5% of the Company's outstanding Class A common stock.
15. SHARE REPURCHASE PROGRAM
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
During the three months ended March 31, 2025, share repurchases totaled approximately 0.6 million shares of Class A common stock for $2.7 million. As of March 31, 2025, the Company had approximately $52.0 million available for future repurchases of its Class A common stock under the share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “2024 Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.
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
At March 31, 2025, we had approximately 2.7 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three months ended March 31, 2025, we had the following results compared to the comparable period in 2024:
◦Expanded our community of active customers by 3.8% from approximately 2.6 million at March 31, 2024 to approximately 2.7 million at March 31, 2025;
◦Net revenues increased from $119.3 million to $124.9 million for the three months ended March 31, 2025, representing 4.7% year-over-year growth;
◦Gross margin decreased 1.3 percentage points from 68.9% to 67.6% for the three months ended March 31, 2025;
◦Net income (loss) decreased from $1.4 million to $(0.1) million for the three months ended March 31, 2025;
◦Net income (loss) margin decreased from 1.2% to (0.1)% for the three months ended March 31, 2025;

◦Adjusted EBITDA decreased from $13.0 million to $9.0 million for the three months ended March 31, 2025, representing an adjusted EBITDA margin of 7.2%;
◦Cash flows from operating activities decreased from $11.6 million to $9.2 million for the three months ended March 31, 2025; and
◦Free cash flow decreased from $11.1 million to $7.9 million for the three months ended March 31, 2025.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding adjusted EBITDA, adjusted EBITDA margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments

Global Trade Policy

We continue to monitor changes in policy impacting global trade, including tariffs. On April 2, 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus an additional country-specific tariff for select trading partners, including China and Vietnam.

As of March 31, 2025, we sourced the majority of our finished products from Jordan, a large percentage from Vietnam and small portions from China and Peru. The 10% baseline tariffs increase our product costs and although the additional tariffs on goods manufactured in Vietnam and Jordan have been paused until July 9, 2025, to the extent they take effect, we expect to see a significant additional increase in our product costs. We are exploring various mitigation strategies, including adjusting the countries from which we source our products and renegotiating prices with suppliers, but cannot be certain whether they will be effective.

Additionally, tariffs and other trade barriers, including those by other countries on the United States, could adversely impact demand for our products domestically and in international markets. We cannot predict additional near-term changes in global trade policy, and additional tariffs or other trade barriers could further increase our costs or otherwise adversely affect our business, financial condition and results of operations.
Logistics

As a result of ongoing conflict in the Middle East, there have been disruptions in commercial shipping transiting the Red Sea and surrounding waterways. Global ocean freight traffic has also been impacted by the conflict and shifts in global trade policy, resulting in shipping delays, increased freight costs and volatility in capacity and transit times. Although we have not experienced a material disruption to our supply chain or a material increase in shipping costs to date as a result, during the three months ended March 31, 2025, we experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers, as well as elevated ocean freight rates and shipping costs. To address these impacts, we have proactively sought alternative ways to ship raw materials and receive inventory, including selecting new vessel routes and ports, and using increased air freight from time to time. We also pre-negotiated ocean freight shipping rates and adjusted our product launch schedule to account for delays. If there are continued or increased hostilities in the Middle East or continued uncertainty surrounding global trade policy or volatility as a result of the imposition of tariffs or other trade barriers, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business—Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations” and “—Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.”

Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in our 2024 Annual Report on Form 10-K under the heading “Key Factors Affecting Our Performance.” Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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
Cost of Goods Sold
Cost of goods sold consists principally of the cost of purchased merchandise and includes import duties, tariffs and other taxes, freight-in, defective merchandise returned by customers, inventory write-offs and other miscellaneous shrinkage. Our cost of goods sold has and may continue to fluctuate with the cost of the raw materials used in our products and freight costs and the impact of changes to applicable import duties and tariffs.
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
Seasonality
Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our general historical pattern of sequential growth, as well as our decision to conduct select promotions during the holiday season, we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and these trends could continue.
Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
	(in thousands)		(as a percentage of net revenues)
Net revenues	$124,901	$119,293	100.0%	100.0%
Cost of goods sold	40,442	37,156	32.4	31.1
Gross profit	84,459	82,137	67.6	68.9
Operating expenses
Selling	32,678	28,459	26.2	23.9
Marketing	18,156	17,246	14.5	14.5
General and administrative(1)	33,836	35,989	27.1	30.2
Total operating expenses	84,670	81,694	67.8	68.5
Net income (loss) from operations	(211)	443	(0.2)	0.4
Other income, net	2,075	2,837	1.7	2.4
Net income before provision for income taxes	1,864	3,280	1.5	2.7
Provision for income taxes	1,966	1,845	1.6	1.5
Net income (loss)	$(102)	$1,435	(0.1)%	1.2%
(1)Includes stock-based compensation expense of $7.2 million and $11.6 million for the three months ended March 31, 2025 and 2024, respectively.
Net Revenues

	Three months ended March 31,		Change
	2025	2024	%
	(in thousands)
Net revenues	$124,901	$119,293	4.7%
Net revenues increased by $5.6 million, or 4.7%, for the three months ended March 31, 2025, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders from existing customers and an increase in AOV.

Cost of Goods Sold

	Three months ended March 31,		Change
	2025	2024	%
	(in thousands, except margin)
Cost of goods sold	$40,442	$37,156	8.8%
Gross profit	84,459	82,137	2.8%
Gross margin	67.6%	68.9%	(1.3)%
Gross margin decreased 1.3 percentage points for the three months ended March 31, 2025, compared to the same period last year. The decrease in gross margin was primarily related to product mix shift and higher freight expense, partially offset by a lower mix of promotional sales.
Operating Expenses

	Three months ended March 31,		Change
	2025	2024	%
	(in thousands)
Operating expenses:
Selling	$32,678	$28,459	14.8%
Marketing	18,156	17,246	5.3%
General and administrative	33,836	35,989	(6.0)%
Total operating expenses	84,670	81,694	3.6%
Operating expenses increased by $3.0 million, or 3.6%, for the three months ended March 31, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 0.7 percentage points, primarily driven by a decrease in general and administrative expenses, offset by an increase in selling expenses.
Selling expense increased by $4.2 million, or 14.8%, for the three months ended March 31, 2025, compared to the same period last year and, as a percentage of net revenues, increased by 2.3 percentage points. The increase in selling expense as a percentage of net revenues was primarily due to higher fulfillment center expenses following the 2024 transition to a new facility, as well as higher shipping expenses.
Marketing expense increased by $0.9 million, or 5.3%, for the three months ended March 31, 2025, compared to the same period last year and, as a percentage of net revenues, remained consistent.
General and administrative expense decreased by $2.2 million, or 6.0%, for the three months ended March 31, 2025, compared to the same period last year and, as a percentage of net revenues, decreased 3.1 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to lower stock-based compensation expense, partially offset by higher depreciation related to our fulfillment center.
Other Income, Net

	Three months ended March 31,		Change
	2025	2024	%
	(in thousands)
Other income, net	$2,075	$2,837	(26.9)%
Other income, net decreased for the three months ended March 31, 2025, compared to the same period last year, primarily due to a decrease in interest income driven by lower interest rates.

Provision for Income Taxes

	Three months ended March 31,		Change
	2025	2024	%
	(in thousands)
Provision for income taxes	$1,966	$1,845	6.6%
Provision for income taxes increased by $0.1 million, or 6.6%, for the three months ended March 31, 2025, compared to the same period last year, primarily due to a decrease in tax benefits related to stock-based compensation.
Key Operating Metrics and Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. In addition to the measures presented in our condensed consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. We believe the non-GAAP financial measures, adjusted EBITDA, adjusted EBITDA margin and free cash flow, are useful in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP.
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of March 31, 2025 and 2024, respectively, are presented in the following table:

	As of March 31,
	2025	2024
	(in thousands)
Active customers	2,696	2,597
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding twelve month period divided by the current period active customers. Net revenues per active customer as of March 31, 2025 and 2024, respectively, are presented in the following table:

	As of March 31,
	2025	2024
Net revenues per active customer	$208	$210
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three months ended March 31, 2025 and 2024, respectively, are presented in the following table:

	Three months ended March 31,
	2025	2024
Average order value	$119	$116

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
Management believes that excluding certain non-cash items and items that may vary substantially in frequency and magnitude period-to-period from net income (loss) provides useful supplemental measures that assist in evaluating our ability to generate earnings, provide consistency and comparability with our past financial performance and facilitate period-to-period comparisons of our core operating results as well as the results of our peer companies.
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
The following table reflects a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared in accordance with GAAP and presents adjusted EBITDA margin with net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended March 31,
	2025	2024
	(in thousands, except margin)
Net income (loss)	$(102)	$1,435
Add (deduct):
Other income, net	(2,075)	(2,837)
Provision for income taxes	1,966	1,845
Depreciation and amortization expense(1)	1,999	850
Stock-based compensation and related expense(2)	7,216	11,697
Adjusted EBITDA	$9,004	$12,990

Net revenues	$124,901	$119,293
Net income (loss) margin(3)	(0.1)%	1.2%
Adjusted EBITDA Margin	7.2%	10.9%
(1)Excludes amortization of debt issuance costs included in “Other income, net.”

(2)Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3)Net income (loss) margin represents net income (loss) as a percentage of net revenues.
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

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$9,235	$11,619
Less: capital expenditures	(1,310)	(496)
Free cash flow	$7,925	$11,123
Liquidity and Capital Resources
As of March 31, 2025 and December 31, 2024, we had $90.0 million and $85.6 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of March 31, 2025, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. During the three months ended March 31, 2025, we repurchased 567,607 shares of our Class A common stock for approximately $2.7 million. As of March 31, 2025, we had approximately $52.0 million available for future repurchases under the share repurchase program.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
	(in thousands)
Cash flows from operating activities	$9,235	$11,619
Cash flows from investing activities	(2,184)	(474)
Cash flows from financing activities	(2,688)	10
Net change in cash and cash equivalents	$4,363	$11,155
Operating Activities
Cash flows from operating activities consist primarily of net income (loss) adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities decreased by $2.4 million for the three months ended March 31, 2025, compared to the same period last year. The decrease in cash provided from operating activities was a result of a decrease in net income (loss), including the impact of non-cash adjustments, of $3.2 million. In addition, cash provided by operating activities decreased due to timing of cash payments related to accounts payable of $5.1 million, higher inventory purchases of $4.4 million, and the timing of cash receipts related to deferred revenue of $2.4 million. The decrease in operating cash flows was partly offset by higher cash flows due to the timing of payments against accrued expenses of $6.2 million, the timing of payments of prepaid expenses and other current assets of $2.7 million, the timing of payments of accrued compensation and benefits of $2.4 million, and lower operating lease liabilities of $1.3 million.
Investing Activities
Cash flows from investing activities consist of capital expenditures and purchases of investments.
Cash flows from investing activities decreased by $1.7 million for the three months ended March 31, 2025, compared to the same period last year. The decrease in cash flows from investing activities was primarily due to an increase in purchases of available-for-sale securities of $13.3 million and an increase in capital expenditures of $0.8 million, offset by an increase in maturities of available-for-sale securities of $12.7 million.
Capital expenditures during the three months ended March 31, 2025 were primarily related to capitalized software development costs and purchases of computer equipment.
Financing Activities
Cash flows from financing activities consist primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities were $(2.7) million for the three months ended March 31, 2025. Cash flows from financing activities decreased by $2.7 million as compared to the same period last year due to repurchases of our Class A common stock.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2024 Annual Report on Form 10-K.
Refer to Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the three months ended March 31, 2025.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies since December 31, 2024. See Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2024 Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint. On January 10, 2025, the court granted the motion in its entirety as to FIGS and the executive officer and director defendants, dismissed certain claims with prejudice and granted plaintiffs leave to amend the complaint further as to the remaining claims. Thereafter, plaintiffs declined to file an amended complaint and the court entered judgment against the plaintiffs on February 13, 2025. Plaintiffs have filed a notice of appeal from the dismissal with the United States Court of Appeals for the Ninth Circuit, and briefing in that appeal is ongoing.

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
Item 1A. Risk Factors.

Our business involves significant risks. You should carefully consider the risks and uncertainties described below, which update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q and in our 2024 Annual Report on Form 10-K and in our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects as well as our ability to accomplish our strategic objectives. In addition to the factors discussed in Item 7 of Part II of our 2024 Annual Report on Form 10-K and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments or events may amplify the risks discussed below. In that event, the market price of our Class A common stock could decline and you could lose part, or all, of your investment.
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

Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, terrorism or global trade policy. For example, as a result of ongoing conflict in the Middle East, there have been disruptions in commercial shipping transiting the Red Sea and surrounding waterways. Global ocean freight traffic has also been impacted by the conflict and shifts in global trade policy, resulting in shipping delays, increased freight costs and volatility in capacity and transit times. Although we have not experienced a material disruption to our supply chain, we have experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers, as well as elevated ocean freight rates and shipping costs. To address these impacts, we have proactively sought alternative ways to ship raw materials and receive inventory, including selecting new vessel routes and ports, using increased air freight from time to time, pre-negotiating ocean freight shipping rates, and adjusting our product launch schedule to account for delays. If there are continued or increased hostilities in the Middle East or continued uncertainty surrounding global trade policy, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.

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

We have in the past experienced, and may in the future experience, shipping delays for other reasons outside of our control. For example, weather, fires, floods, power loss, earthquakes, or other events specifically impacting our or other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely, may negatively our ability to ship raw materials, receive inbound inventory and ship merchandise to customers efficiently and cost-effectively. A strike, threat of a strike, work slow-down or other disruptions at any of our third-party global providers, other parcel carriers or by port workers at major international shipping hubs, including at the ports of Los Angeles, Long Beach, New York and New Jersey, each of which we use to import our products into the United States, could also significantly disrupt our business. For instance, the International Longshoremen’s Association, which represents workers at east coast ports, went on strike briefly in 2024, which caused us to select new vessel routes, use additional air freight and adjust our product launch schedule to mitigate delays. Additional strikes in the future could adversely affect our business, financial condition and results of operations.

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

We rely on our sole fulfillment center in Goodyear, Arizona, which is leased by us and operated by a third-party logistics provider, for all of our product distribution. We also from time to time rely on several additional third-party storage locations to house inventory and for other logistics purposes. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment, storage and retail operations, and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures, some of which have occurred from time to time. In addition, because all of our products are distributed from our Goodyear fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center or other locations we may use from time to time. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.

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
Moreover, while we devote significant attention to forecasting efforts, the volume, timing, value and type of the orders we receive are inherently uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business, as well as our ability to forecast demand, is also affected by changes in general domestic and global economic, business and geopolitical conditions, including inflationary pressures, tariffs and other trade barriers, and the degree of customer confidence in future economic conditions, and we anticipate that our ability to forecast demand due to these types of factors will be increasingly affected by conditions in international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenues. Any failure to accurately predict net revenues or gross margins could cause our operating results to be lower than expected, which could adversely affect our financial condition.
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
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products has been and may continue to be adversely affected. Significant risks and uncertainty in the global economy have emerged as a result of government policy decisions and geopolitical tensions, such as Russia's invasion of Ukraine and conflict in the Middle east, which have resulted in significant macroeconomic consequences. These have included increased fuel and energy prices and depressed financial markets from time to time, and as a result consumer behavior, confidence and spending patterns have been affected and may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: high interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, tariffs, such as those recently announced by the United States, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
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

As of March 31, 2025, our supply chain consisted of a diversified network of global production partners spread across multiple continents. We source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products from suppliers located predominantly in the Asia Pacific region. We then work with manufacturing partners to produce our products in facilities located in Southeast Asia, China, South America and the Middle East. As of March 31, 2025, we sourced the majority of our finished products from a third party supplier in Jordan, a large percentage from suppliers in Vietnam and small portions from suppliers in China and Peru. We continuously work to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically. We are also exploring various mitigation strategies in response to the recent tariffs enacted by the United States, including adjusting the countries from which we source our products and renegotiating prices with suppliers, but we cannot be certain whether they will be effective. These efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
We may experience a disruption in the supply of fabrics, raw materials or product components from current sources, and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significantly increased demand, or if we need to replace or discontinue our relationship with an existing supplier or manufacturer, which has occurred from time to time, we may be unable to locate additional suppliers of fabrics, raw materials or product components or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. In addition, a dispute with, or disruption at, a significant third-party supplier or service provider, which have occurred from time to time, may impact our ability to produce, sell or fulfill our products. Our failure or inability to obtain alternate capabilities in a timely manner or on satisfactory terms could have an adverse effect on our business, financial condition and results of operations.

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

Our ability to source and distribute our products, including our ability to do so profitably, is impacted by global trade policy.

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

The U.S. government has in recent years imposed increased tariffs on imports from certain foreign countries, and any imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries, leading to a global trade war. For example, the United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements. In so doing, on April 2, 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus an additional country-specific tariff for select trading partners, including China and Vietnam.

As of March 31, 2025, we sourced the majority of our finished products from Jordan, a large percentage from Vietnam and small portions from China and Peru. The 10% baseline tariffs increase our product costs and although the additional tariffs on goods manufactured in Vietnam and Jordan have been paused until July 9, 2025, to the extent they take effect, we expect to see a significant additional increase in our product costs. Additionally, tariffs and other trade barriers, including those by other countries on the United States, could adversely impact demand for our products domestically and in international markets, which in turn could adversely affect our inventory levels. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact on our business, financial condition and results of operations is uncertain but could be significant.

We are exploring various mitigation strategies in response to the recent U.S. tariffs, including adjusting the countries from which we source our products and renegotiating prices with suppliers, but we cannot be certain whether they will be effective. We might also consider increasing prices to the end customer, which could reduce the competitiveness of our products and adversely affect demand. If we fail to manage these dynamics successfully, net revenues, gross margin and profitability could be adversely affected.

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

Lastly, we cannot predict whether, and to what extent, there may be changes to international trade agreements, or whether, or to what extent, quotas, duties, additional tariffs, exchange controls or other restrictions will be changed or imposed by the United States or by other countries. Additional trade restrictions, including tariffs, quotas, export controls, trade sanctions, embargoes, safeguards and customs restrictions implemented by the United States or other countries, in connection with a trade war or otherwise could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. A trade war could also have a significant adverse effect on world trade and the world economy. Uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.
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
In addition, the U.S. government’s presumptive import ban on materials mined, produced, or manufactured wholly or in part in the Xinjiang region of China, the source of a large portion of certain raw materials, including cotton and rayon, from time to time has impacted and may in the future impact global prices and availability of raw materials from which some of our products are made. Furthermore, the United States has recently imposed additional tariffs on products manufactured in China. Although we do not import raw materials or product components to the United States from China directly, these tariffs may lead to increases in market costs for certain raw materials and components generally, further exacerbating price volatility and supply chain disruptions. Increases in the cost of raw materials or unavailability of raw materials, including as a result of current or future tariffs, could adversely affect our cost of goods sold, business, financial condition and results of operations.

The operations of many of our suppliers and manufacturers are subject to additional risks that are beyond our control and that could harm our business, financial condition and results of operations.
Substantially all of our suppliers and manufacturers are located outside of the United States, and as a result, we are subject to risks associated with doing business abroad, including:
•    the imposition of new laws, regulations and executive orders, including those relating to our due diligence and disclosure of our supply chain as well as sustainability, labor conditions, quality and safety standards, imports, duties, tariffs and other trade barriers, taxes and other charges on imports, as well as trade restrictions and restrictions on currency exchange or the transfer of funds;
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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us or cause us to seek alternate suppliers or manufacturers. For example, there have been allegations that labor conditions at a Jordanian supplier of ours do not meet our high standards, and as a result, we are in the process of transitioning away from that supplier. We plan to conduct this transition over time, in a responsible manner that takes into consideration the needs of our suppliers’ workers, controls for various supply chain risks, including risks related to U.S. and international tariffs and other trade barriers, and minimizes the potential adverse impacts to our sourcing capacity, quality and cost of goods. When effected, this transition could still subject us to additional costs and challenges, which could adversely affect our financial condition and results of operations.
We do not control our suppliers and manufacturers or their business, and they may not comply with our guidelines or applicable law. Moreover, while we rely on our manufacturers’ and suppliers’ compliance reporting as well as contractual provisions in our vendor manual in order to comply with regulations applicable to our products, expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements. The products we sell are also subject to regulation by the Federal Customer Product Safety Commission, the Federal Trade Commission and similar state and international regulatory authorities. Product safety, labeling and licensing concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could adversely affect our results of operations. Moreover, failure of our suppliers or manufacturers to comply with applicable laws and regulations and contractual requirements could lead to litigation against us or cause us to seek other vendors, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.
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
We source raw materials and product components from, and conduct limited manufacturing in, the People’s Republic of China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase. Our results of operations will be adversely affected if the labor costs of our third-party suppliers and manufacturers increase significantly. In addition, our manufacturers and suppliers may be unable to find a sufficient number of qualified workers due to the competitive market for skilled labor in China.
Conducting business in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in United States and Chinese laws, regulations and executive orders, including those related to taxation, import and export tariffs and restrictions, economic sanctions and export controls, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. For example, the United States recently imposed additional tariffs on products manufactured in China and China has imposed retaliatory tariffs on the United States. The U.S. tariffs on China only affect a small portion of our imports. We also currently do not anticipate direct impacts from China’s retaliatory tariffs. However, we cannot predict additional near-term changes in global trade policy and additional tariffs or future trade barriers could increase our costs or otherwise adversely affect our business, financial condition and results of operations.
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
In addition, Chinese trade regulations are continuously evolving, and we may become subject to other forms of taxation, tariffs and duties. For example, continued changes in the trade relationship between the United States and China, including any new restrictions imposed on U.S. companies that do business in China or other changes that lead to restrictions on our ability to do business in China, may impact our ability to receive raw materials or finished goods from our third-party suppliers. If our vendors are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, our business, financial condition and results of operations could be adversely affected.
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
Unlike the traditional apparel industry, the healthcare apparel industry is generally not seasonal in nature. However, due to our general historical pattern of sequential growth, as well as our decision to conduct select promotions during the holiday season, we historically have generated a higher proportion of net revenues, and incurred higher selling and marketing expenses, during the fourth quarter of the year compared to other quarters, and these trends could continue.
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
In addition, operating retail stores creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while managing inventory and maintaining fulfillment center infrastructure that appropriately supplies our stores. There can also be no assurance that our retail stores will achieve or maintain sales and profitability levels that justify the required investments. In addition, the failure of our retail stores to achieve acceptable results could lead to unplanned store closures and/or impairment and other charges. If this occurs, or if we are not able to manage or execute on our retail growth strategy, or if consumers are not receptive to the products, design layout, or visual merchandising in our stores, our business, financial condition and results of operations may be adversely affected.
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
Operating our business and platform involves the collection, storage, processing and transmission of proprietary and confidential data, as well as the personal information of our employees and customers (collectively, “Confidential Information”). Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to customer data. In an effort to protect Confidential Information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, machine learning, artificial intelligence or other developments may result in our failure or inability to adequately protect sensitive information. As a result, we may be unable to detect, investigate, remediate or recover from attacks or incidents, or to avoid an adverse impact to our IT Systems, Confidential Information or business.
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

An increasing number of the IT Systems upon which we rely offer artificial intelligence capabilities, including those based on machine learning and large language models. We currently use third-party artificial intelligence tools to aid with certain business purposes, including in the operation of our Goodyear, Arizona fulfillment center, marketing efforts, data summarization and interpretation, market research, asset development and administrative tasks. We also plan to expand our use of artificial intelligence into other areas of our business, including in customer interfacing applications, such as customer support. Issues relating to our use of new technologies such as artificial intelligence may cause us to experience operational disruptions, reputational harm, competitive harm, legal liability and new or enhanced regulatory scrutiny, and to incur additional costs to resolve such issues. For example, artificial intelligence is based on predictive analytics, which can include unexpected biases, lead to discriminatory outcomes or result in incorrect or untrue outputs. In addition, perceived or actual technical, legal, privacy, security, ethical or other issues relating to the use of artificial intelligence could undermine the decisions, predictions or analysis that such tools produce and create additional risks, such as risks of cybersecurity incidents. Further, use of artificial intelligence platforms by our team members, whether authorized or unauthorized, may increase the risk that our proprietary information will be unintentionally disclosed or undermine our claims to certain intellectual property. Any of the foregoing, as well as our failure to responsibly deploy artificial intelligence in our operations, the failure of artificial intelligence systems themselves, or the failure of our team members to identify and/or rectify erroneous or problematic outputs from artificial intelligence tools, could adversely affect our business, financial condition and results of operations.
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
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and from time to time rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
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

In August 2024, our board of directors authorized a share repurchase program to repurchase up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million in the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. As of the date hereof, we have approximately $52.0 million available for future repurchases of our Class A common stock under the share repurchase program.

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
We have been, are and may in the future become involved in disputes, litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance, data privacy, securities and other claims related to our business, as well as stockholder derivative suits. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about our legal proceedings. We have also been subject to stockholder demands seeking access to the Company’s books and records pursuant to Delaware Code Title 8, Section 220. While we intend to vigorously defend against such claims, these or any other dispute, proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular dispute or proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the dispute or proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such dispute or proceeding could negatively impact our brand equity and our reputation.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in our 2024 Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net revenues and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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

In addition, we expect there will be varying levels of regulation, disclosure-related and otherwise in the United States and abroad, with respect to ESG matters. For example, various policymakers, such as the State of California, have adopted or are considering adopting rules that would require companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply with, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past, and which may impose increased oversight obligations on our management and board of directors. Simultaneously, there are efforts by some parties to reduce companies’ efforts on certain ESG-related matters, including by some state and federal policymakers. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. There has also been an increase in litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain individuals or groups. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. These and other changes in stakeholder expectations may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks.
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
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program(2) (in thousands)
January 1-January 31, 2025	—	$—	—	$—
February 1-February 28, 2025	—	$—	—	$—
March 1-March 31, 2025	567,607	$4.73	567,607	$51,958
Total	567,607	$4.73	567,607	$51,958

(1) The repurchases may be executed from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our share repurchase program with no expiration date, which was publicly announced on August 8, 2024, and the subsequent increase in our share repurchase program to allow for purchases of up to $100.0 million of our outstanding Class A common stock, which was publicly announced on February 27, 2025. Following our board of directors’ authorization of the increase, as of the date hereof, we have approximately $52.0 million available for future repurchases under the share repurchase program.
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

FIGS, INC.

Date: May 8, 2025	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Sarah Oughtred
	Name:	Sarah Oughtred
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)