Form 10-Q
period 2025-06-30
FIGS, Inc.
filed 2025-08-07
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 154,989,563 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; Ms. Spear’s intention to voluntarily forego additional equity compensation in 2026 and potentially beyond; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans regarding international expansion and our TEAMS business; our supply chain strategy, sourcing capabilities and manufacturing base; product innovation; the impact of, and expectations related to, our transition to our new fulfillment center; our plans to open additional fulfillment facilities in the future; the impact of conflict in the Middle East on our business; the impact of a future port-worker strike on our business; the impact of tariffs, trade policies and tax laws on our business; our efforts to mitigate the impact of tariffs and trade policies on our business; the impact of future laws, regulations and executive orders on our business; our plans for the use of artificial intelligence; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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
•We may be unable to execute on our B2B growth strategy.
•We may be unable to execute on our retail growth strategy.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$50,849	$85,645
Short-term investments	187,991	159,469
Accounts receivable	9,125	8,625
Inventory, net	135,528	115,759
Prepaid expenses and other current assets	10,119	13,268
Total current assets	393,612	382,766
Non-current assets
Property and equipment, net	33,109	35,274
Operating lease right-of-use assets	49,297	50,497
Deferred tax assets	11,541	11,643
Investment in equity securities	27,735	27,534
Other assets	1,830	2,073
Total non-current assets	123,512	127,021
Total assets	$517,124	$509,787
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,023	$9,401
Operating lease liabilities	9,548	10,596
Accrued expenses	22,236	42,316
Accrued compensation and benefits	7,379	5,689
Sales tax payable	3,502	3,705
Gift card liability	10,023	9,604
Deferred revenue	2,996	4,612
Returns reserve	3,002	3,873
Income tax payable	654	346
Total current liabilities	78,363	90,142
Non-current liabilities
Operating lease liabilities, non-current	42,147	42,430
Other non-current liabilities	83	83
Total liabilities	120,593	132,655
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 154,836,829 and 154,003,352 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	15	15
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 8,283,641 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024; zero shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	324,975	312,622
Accumulated other comprehensive income	70	21
Retained earnings	71,471	64,474
Total stockholders’ equity	396,531	377,132
Total liabilities and stockholders’ equity	$517,124	$509,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net revenues	$152,640	$144,225	$277,541	$263,518
Cost of goods sold	50,394	46,961	90,836	84,118
Gross profit	102,246	97,264	186,705	179,400
Operating expenses
Selling	34,433	36,934	67,111	65,393
Marketing	23,151	23,003	41,307	40,248
General and administrative	34,747	35,774	68,583	71,763
Total operating expenses	92,331	95,711	177,001	177,404
Net income from operations	9,915	1,553	9,704	1,996
Other income, net
Interest income	2,119	2,830	4,195	5,677
Other expense	(3)	—	(4)	(10)
Total other income, net	2,116	2,830	4,191	5,667
Net income before provision for income taxes	12,031	4,383	13,895	7,663
Provision for income taxes	4,932	3,283	6,898	5,128
Net income	$7,099	$1,100	$6,997	$2,535
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.04	$0.01	$0.04	$0.01
Diluted earnings per share	$0.04	$0.01	$0.04	$0.01
Weighted-average shares outstanding—basic	162,683,329	170,393,480	162,575,259	170,158,479
Weighted-average shares outstanding—diluted	172,929,960	179,688,524	173,517,269	180,195,183
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$7,099	$1,100	$6,997	$2,535
Other comprehensive income (loss), net of tax
Unrealized loss on short-term investments, net of tax	(13)	(21)	(65)	(52)
Foreign currency translation adjustment	107	—	114	—
Total other comprehensive income (loss), net of tax	94	(21)	49	(52)
Total comprehensive income	$7,193	$1,079	$7,046	$2,483
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2023	161,457,403	$16	8,283,641	$—	$315,075	$61,754	$5	$376,850
Issuance of Class A Common Stock upon vesting of Restricted Stock	325,466	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,611	—	—	11,611
Stock option exercises	19,002	—	—	—	10	—	—	10
Net income	—	—	—	—	—	1,435	—	1,435
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31)	(31)
March 31, 2024	161,801,871	$16	8,283,641	$—	$326,696	$63,189	$(26)	$389,875
Issuance of Class A Common Stock upon vesting of Restricted Stock	404,620	—	—	—	—	—	—	—
Issuance of Class A Common Stock in exchange for services	41,667	—	—	—	250	—	—	250
Stock-based compensation	—	—	—	—	10,247	—	—	10,247
Stock option exercises and employee stock purchases	144,833	—	—	—	254	—	—	254
Net Income	—	—	—	—	—	1,100	—	1,100
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21)	(21)
June 30, 2024	162,392,991	$16	8,283,641	$—	$337,447	$64,289	$(47)	$401,705

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	154,003,352	$15	8,283,641	$—	$312,622	$64,474	$21	$377,132
Issuance of Class A Common Stock upon vesting of Restricted Stock	634,937	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(567,607)	—	—	—	(2,688)	—	—	(2,688)
Stock-based compensation	—	—	—	—	7,239	—	—	7,239
Stock option exercises	169	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(102)	—	(102)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45)	(45)
March 31, 2025	154,070,851	$15	8,283,641	$—	$317,173	$64,372	$(24)	$381,536
Issuance of Class A Common Stock upon vesting of Restricted Stock	718,280	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,617	—	—	7,617
Stock option exercises and employee stock purchases	47,698	—	—	—	185	—	—	185
Net income	—	—	—	—	—	7,099	—	7,099
Other comprehensive income, net of tax	—	—	—	—	—	—	94	94
June 30, 2025	154,836,829	$15	8,283,641	$—	$324,975	$71,471	$70	$396,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,997	$2,535
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,152	1,963
Deferred income taxes	102	1,991
Non-cash operating lease cost	4,805	3,977
Stock-based compensation	14,856	22,108
Accretion of discount and accrued interest on available-for-sale securities	(2,089)	(2,954)
Changes in operating assets and liabilities:
Accounts receivable	(386)	(5,250)
Inventory	(19,769)	(254)
Prepaid expenses and other current assets	3,149	(5,973)
Other assets	243	(878)
Accounts payable	9,536	4,679
Accrued expenses	(19,582)	11,310
Accrued compensation and benefits	1,690	(3,208)
Sales tax payable	(203)	68
Gift card liability	419	(206)
Deferred revenue	(1,616)	665
Returns reserve	(871)	525
Income tax payable	308	(917)
Operating lease liabilities	(4,936)	(2,023)
Net cash (used in) provided by operating activities	(3,195)	28,158
Cash flows from investing activities:
Purchases of property and equipment	(2,399)	(9,489)
Purchases of available-for-sale securities	(136,598)	(137,850)
Maturities of available-for-sale securities	110,100	106,555
Other investing activities	(201)	—
Net cash used in investing activities	(29,098)	(40,784)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(2,688)	—
Proceeds from stock option exercises and employee stock purchases	185	264
Net cash (used in) provided by financing activities	(2,503)	264
Net change in cash and cash equivalents	(34,796)	(12,362)
Cash and cash equivalents beginning of period	$85,645	$144,173
Cash and cash equivalents end of period	$50,849	$131,811
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$124	$3,329
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
FIGS, Inc., a Delaware corporation (together with its wholly-owned subsidiaries FIGS Canada, Inc. and FIGS Community Hubs, LLC, unless the context requires otherwise, the “Company”), was founded in 2013 and is a founder-led, direct-to-consumer healthcare apparel and lifestyle brand company. The Company designs and sells scrubwear and non-scrubwear, such as outerwear, underscrubs, footwear, compression socks, lab coats, loungewear and other apparel. The Company markets and sells its products primarily in the United States. Sales are primarily generated through the Company’s digital platforms.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company has prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of FIGS, Inc. and the wholly-owned subsidiaries, FIGS Canada, Inc. and FIGS Community Hubs, LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on December 31. Certain reclassifications have been made to prior-year amounts to conform to the current presentation. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim condensed consolidated financial statements and footnotes. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
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
Investment in Equity Securities
The Company holds an investment in equity securities in a privately held company, consisting of equity securities without readily determinable fair values. This investment is recorded at its carrying value, which is cost less impairment, if any, adjusted to fair value upon observable orderly transactions for identical or similar investments of the same issuer. The investment is reviewed periodically for impairment. Any adjustment to the carrying value of this investment, including gains and losses, is recorded in other income, net in the Company’s condensed consolidated statements of operations. Gains and losses on investments in equity securities will be included as an adjustment to reconcile net income to net cash (used in) provided by operating activities in the Company’s condensed consolidated statements of cash flows.
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

The Company’s allowance to write down inventory to the lower of cost or net realizable value was $3.7 million as of June 30, 2025 and was not material as of December 31, 2024.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the condensed consolidated balance sheets was $3.0 million and $3.9 million as of June 30, 2025 and December 31, 2024, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $4.6 million during the six months ended June 30, 2025 related to the deferred revenue balance that existed at December 31, 2024. The Company recognized revenues of $2.4 million during the six months ended June 30, 2025 related to redemptions from the gift card liability balance that existed at December 31, 2024. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
By geography:
United States	$129,948	$125,291	$235,967	$228,361
Rest of the world	22,692	18,934	41,574	35,157
	$152,640	$144,225	$277,541	$263,518
By product:
Scrubwear	$127,415	$118,345	$226,984	$213,241
Non-Scrubwear	25,225	25,880	50,557	50,277
	$152,640	$144,225	$277,541	$263,518
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this update should be applied either on a prospective basis or a retrospective basis. The Company is currently evaluating the effects adoption of this guidance will have on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure on an annual and interim basis, in the notes to the condensed consolidated financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied either on a prospective basis or a retrospective basis. The Company is currently evaluating the effects adoption of this guidance will have on its condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The Company adopted ASU 2023-07 effective January 1, 2024. Refer to Note 13 of these condensed consolidated financial statements for segment disclosures.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company’s cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$35,051	$—	$—	$35,051
U.S. government securities	116,166	34	(4)	116,196
Level 2:
Corporate paper	76,785	1	(13)	76,773
Total	$228,002	$35	$(17)	$228,020

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$34,267	$—	$—	$34,267
U.S. government securities	98,716	81	(2)	98,795
Level 2:
Corporate paper	60,669	16	(11)	60,674
Total	$193,652	$97	$(13)	$193,736
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
There have been no cumulative upward adjustments or cumulative downward adjustments to the Investment, including impairment, as of June 30, 2025. There were no sales of equity securities during the three and six months ended June 30, 2025. The Investment is accounted for using the measurement alternative. The carrying value of the Investment as of June 30, 2025 is $27.7 million, inclusive of transaction costs.

5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade	$7,921	$6,636
Other	1,204	1,989
	$9,125	$8,625
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Inventory deposits	$2,169	$670
Prepaid expenses	4,009	5,724
Prepaid taxes	3,135	5,874
Other	806	1,000
	$10,119	$13,268
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Furniture and fixtures	$2,273	$2,204
Office equipment	1,380	1,311
Machinery and equipment	19,352	19,179
Computer equipment	7,516	7,216
Software and website design	13,015	9,985
Leasehold improvements	5,475	5,271
Capital projects in progress	963	2,821
Vehicles	109	109
Total property and equipment	50,083	48,096
Less: accumulated depreciation and amortization	(16,974)	(12,822)
Property and equipment, net	$33,109	$35,274
Depreciation and amortization expense for the three and six months ended June 30, 2025 was $2.2 million and $4.2 million, respectively. Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2024 was $1.1 and $2.0 million, respectively.

8. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued inventory	$9,054	$27,697
Accrued shipping	5,051	6,087
Accrued selling expenses	126	—
Accrued legal expenses	66	800
Accrued marketing expenses	4,948	4,081
Other accrued expenses	2,991	3,651
	$22,236	$42,316
9. FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions. The 2021 Facility has a maturity date of September 7, 2026 (“2021 Facility Maturity Date”). As of June 30, 2025, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of June 30, 2025, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) the Eurodollar Rate (as defined in the 2021 Facility) plus 1.125% or (b) the Base Rate (as defined in the 2021 Facility) plus 0.125%. The interest rate for undrawn amounts is 0.175%. Costs associated with entering into the 2021 Facility were not material.
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
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million within sales tax payable on the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of June 30, 2025 were approximately $53.8 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
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
11. LEASES
The Company has operating lease agreements for its office space, retail stores, fulfillment center, and fulfillment center equipment. The Company’s lease agreements have initial terms that expire between 2028 and 2035. Certain of the Company’s lease agreements include rent abatement periods, escalating rent payment provisions, and provide for an option to extend or terminate the lease.
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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the three and six months ended June 30, 2025 was $3.3 million and $5.8 million, respectively. Operating lease expense for the three and six months ended June 30, 2024 was $3.1 million and $5.4 million, respectively.
Cash payments included in the measurement of operating lease liabilities were $6.2 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at June 30, 2025 were as follows:

Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	6.5%
Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at June 30, 2025, were as follows (in thousands):

Remainder of 2025	$6,524
2026	11,901
2027	12,186
2028	12,549
2029	8,915
Thereafter	8,851
Total lease payments	$60,926
Less: Imputed interest	(9,231)
Total lease liabilities	$51,695

12. INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended June 30, 2025 and 2024, the Company’s effective tax rate was 41.0% and 74.9%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and limitations on the deductibility of officer compensation.
For the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $4.9 and $3.3 million, respectively.
For the six months ended June 30, 2025 and 2024, the Company’s effective tax rate was 49.6% and 66.9%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to state taxes and limitations on the deductibility of officer compensation.
For the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $6.9 and $5.1 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025. The Company is currently assessing its impact on the condensed consolidated financial statements.
13. EARNINGS PER SHARE
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic EPS and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$7,099	$1,100	$6,997	$2,535
Denominator:
Weighted-average shares—basic	162,683,329	170,393,480	162,575,259	170,158,479
Effect of dilutive stock options	8,978,297	9,217,557	9,320,575	9,913,735
Effect of dilutive restricted stock units	1,268,334	77,487	1,621,435	122,969
Weighted-average shares—diluted	172,929,960	179,688,524	173,517,269	180,195,183
Earnings per share:
Basic earnings per share	$0.04	$0.01	$0.04	$0.01
Effect of dilutive stock options and restricted stock units	—	—	—	—
Diluted earnings per share	$0.04	$0.01	$0.04	$0.01
The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the three and six months ended June 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options to purchase common stock	27,108,484	22,069,783	27,561,757	22,343,742
Restricted stock units	4,249,717	5,063,315	1,769,600	2,384,577
14. SEGMENT REPORTING
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

The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net income as reported on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the single reportable segment for marketing, selling, and general and administrative expenses or to invest in other strategies, such as for acquisitions. The Company currently has no intra-entity sales or transfers, derives revenue primarily in the United States, and manages its business activities on a consolidated basis.

Significant segment expenses regularly reviewed by the CODM are those included on the Company’s condensed consolidated statements of operations, including selling, marketing, and general and administrative expenses.
15. RELATED PARTY TRANSACTIONS
In November 2024, the Company purchased 27,454,727 shares of OOG, Inc.’s (“OOG”) Series A-1 Preferred Stock for an aggregate price of $25.0 million in cash, representing a minority interest in OOG. Heather Hasson, Executive Chair of the Board of Directors (the “Board”), is founder and Chief Executive Officer of OOG. The Company agreed to work in good faith to consummate a commercial agreement between the parties at a future date memorializing certain commercial rights and benefits.

In November 2024, the Company entered into a Purchase Order Agreement with Baron Capital Management, Inc. (“BCM”), a subsidiary of Baron Capital Group, Inc. (“BCG”), pursuant to which BCM purchased from the Company certain FIGS products for an aggregate purchase price of $1.0 million. BCG is a beneficial owner of greater than 5% of the Company’s outstanding Class A common stock. In the six months ended June 30, 2025, the Company sold $0.2 million of certain FIGS products to BCG, the amounts of which are included in net revenues for the six months ended June 30, 2025.
In March 2025, the Company entered into a License Agreement with OOG, pursuant to which FIGS licensed to OOG for nominal consideration approximately 2,200 square feet of unused office space currently leased by the Company.
16. SHARE REPURCHASE PROGRAM
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
During the three months ended June 30, 2025, there were no share repurchases of Class A common stock. During the six months ended June 30, 2025, share repurchases totaled 567,607 shares of Class A common stock for approximately $2.7 million. As of June 30, 2025, the Company had approximately $52.0 million available for future repurchases of its Class A common stock under the share repurchase program.
17. SUBSEQUENT EVENTS
On July 31, 2025, the independent directors of the Board approved a repricing (the “Repricing”) on a one-for-one basis of the following fully vested and outstanding options to purchase shares of the Company’s Class A common stock (the “Repriced Options”) held by Catherine Spear, Chief Executive Officer, and Heather Hasson, Executive Chair, to a per share exercise price equal to the fair market value of the Company’s Class A common stock as of August 12, 2025 (the “Repricing Effective Date”):
•Ms. Spear:
◦727,097 options granted on May 26, 2021 with an original exercise price of $22.00
•Ms. Hasson:
◦727,097 options granted on May 26, 2021 with an original exercise price of $22.00
◦2,863,828 options granted on August 9, 2022 with an original exercise price of $11.79
As a condition of the Repricing, the Board obtained the consent of each of Mses. Spear and Hasson to amend the vesting schedules of the Repriced Options. The options granted on May 26, 2021 to Mses. Spear and Hasson will vest and become exercisable monthly over the two-year period following the Repricing Effective Date, subject to continued service and the options granted on August 9, 2022 to Ms. Hasson will vest and become exercisable monthly over the four-year period following the Repricing Effective Date, subject to continued service.
Additionally, on July 31, 2025, the independent directors of the Board approved the grant of a restricted stock unit (“RSU”) award to Ms. Hasson (the “Hasson RSU Award”), with a dollar-denominated value of $6.0 million, effective as of August 12, 2025 (the “Grant Effective Date”). The number of RSUs underlying the Hasson RSU Award will be calculated based on the 20-day average of the closing price of the Company’s Class A common stock ending on and including the Grant Effective Date. The Hasson RSU Award will vest quarterly over a four-year period, subject to continued service.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “2024 Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “FIGS,” the “Company,” “we,” “our” or “us” refer to FIGS, Inc. and its consolidated subsidiaries.
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
At June 30, 2025, we had approximately 2.7 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and six months ended June 30, 2025, we had the following results compared to the comparable periods in 2024:
◦Expanded our community of active customers by 4.1% from approximately 2.6 million at June 30, 2024 to approximately 2.7 million at June 30, 2025;
◦Net revenues increased from $144.2 million to $152.6 million, or 5.8%, for the three months ended June 30, 2025, and increased from $263.5 million to $277.5 million, or 5.3%, for the six months ended June 30, 2025;
◦Gross margin decreased 0.4 percentage points from 67.4% to 67.0% for the three months ended June 30, 2025, and decreased 0.8% percentage points from 68.1% to 67.3% for the six months ended June 30, 2025;

◦Net income increased from $1.1 million to $7.1 million for the three months ended June 30, 2025, and increased from $2.5 million to $7.0 million for the six months ended June 30, 2025;
◦Net income margin increased from 0.8% to 4.7% for the three months ended June 30, 2025, and increased from 1.0% to 2.5% for the six months ended June 30, 2025;
◦Adjusted EBITDA increased from $12.9 million to $19.7 million for the three months ended June 30, 2025, and increased from $25.9 million to $28.9 million for the six months ended June 30, 2025, representing an adjusted EBITDA margin of 12.9% and 10.4%, respectively;
◦Cash flows from operating activities decreased from $28.2 million to $(3.2) million for the six months ended June 30, 2025; and
◦Free cash flow decreased from $18.7 million to $(5.6) million for the six months ended June 30, 2025.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding adjusted EBITDA, adjusted EBITDA margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments

Global Trade Policy

We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic and unpredictable. On April 2, 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus an additional country-specific tariff for select trading partners, including Vietnam, Jordan and China. The rates and effective dates of these additional tariffs have been adjusted on several occasions since the initial announcement, and certain of these tariffs are subject to legal and other challenges, the outcome of which could further change tariff rates and effective dates.

As of June 30, 2025, the production of our finished goods is divided approximately evenly between Vietnam and Jordan, and limited production also occurs in China and Peru. The 10% baseline tariffs have increased our product costs, and to the extent the additional tariffs on goods manufactured in Vietnam and Jordan remain in effect, we expect to see a significant additional increase in our product costs. We are implementing various mitigation strategies, including adjusting the countries from which we source our products and renegotiating terms with suppliers, but cannot be certain whether they will be effective.

Additionally, tariffs and other trade barriers, including those imposed by other countries on the United States, could adversely impact demand for our products domestically and in international markets. We cannot predict additional near-term changes in global trade policy, and additional tariffs or other trade barriers could further increase our costs or otherwise adversely affect our business, financial condition and results of operations.
Logistics

As a result of ongoing conflict in the Middle East, from time to time there have been disruptions in commercial shipping transiting the Red Sea and surrounding waterways. Global ocean freight traffic has also been impacted by the conflict and shifts in global trade policy, resulting in shipping delays, and volatility in freight costs, capacity and transit times. Although we did not experience a material disruption to our supply chain or a material increase in shipping costs during the three months ended June 30, 2025 as a result, we continue to proactively seek alternative ways to ship raw materials and receive inventory, including selecting new vessel routes and ports, pre-negotiating ocean freight shipping rates and adjusting our product launch schedule to account for delays that have occurred from time to time. If there are continued or increased hostilities in the Middle East or continued uncertainty surrounding global trade policy or volatility as a result of the imposition of tariffs or other trade barriers, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our financial condition and results of operations. See Item 1A. “Risk Factors—Risks Related To Our Business—Shipping is a critical part of our business and changes in, or disruptions to, our shipping arrangements have in the past and may in the future adversely affect our business, financial condition and results of operations” and “—Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks.”

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
Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(as a percentage of net revenues)
Net revenues	$152,640	$144,225	100.0%	100.0%
Cost of goods sold	50,394	46,961	33.0	32.6
Gross profit	102,246	97,264	67.0	67.4
Operating expenses
Selling	34,433	36,934	22.6	25.6
Marketing	23,151	23,003	15.2	15.9
General and administrative(1)	34,747	35,774	22.8	24.8
Total operating expenses	92,331	95,711	60.5	66.4
Net income from operations	9,915	1,553	6.5	1.1
Other income, net	2,116	2,830	1.4	2.0
Net income before provision for income taxes	12,031	4,383	7.9	3.0
Provision for income taxes	4,932	3,283	3.2	2.3
Net income	$7,099	$1,100	4.7%	0.8%
(1)Includes stock-based compensation expense of $7.6 million and $10.2 million for the three months ended June 30, 2025 and 2024, respectively.

Net Revenues

	Three months ended June 30,		Change
	2025	2024	%
	(in thousands)
Net revenues	$152,640	$144,225	5.8%
Net revenues increased by $8.4 million, or 5.8%, for the three months ended June 30, 2025, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders from new and existing customers and an increase in AOV.
Cost of Goods Sold

	Three months ended June 30,		Change
	2025	2024	%
	(in thousands, except margin)
Cost of goods sold	$50,394	$46,961	7.3%
Gross profit	102,246	97,264	5.1%
Gross margin	67.0%	67.4%	(0.4)%
Gross margin decreased 0.4 percentage points for the three months ended June 30, 2025, compared to the same period last year. The decrease in gross margin was driven by higher inventory reserves and tariffs, partially offset by higher duty drawback and a lower return rate.
Operating Expenses

	Three months ended June 30,		Change
	2025	2024	%
	(in thousands)
Operating expenses:
Selling	$34,433	$36,934	(6.8)%
Marketing	23,151	23,003	0.6%
General and administrative	34,747	35,774	(2.9)%
Total operating expenses	92,331	95,711	(3.5)%
Operating expenses decreased by $3.4 million, or 3.5%, for the three months ended June 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 5.9 percentage points, primarily driven by decrease in selling expense, general and administrative expense, and marketing expense as a percentage of net revenues.
Selling expense decreased by $2.5 million, or 6.8%, for the three months ended June 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 3.0 percentage points. The decrease in selling expense as a percentage of net revenues was primarily driven by lower fulfillment and shipping expenses.
Marketing expense increased by $0.1 million, or 0.6%, for the three months ended June 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 0.7 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily driven by greater efficiency in our digital marketing spend and lapping of prior year expenses related to our 2024 Olympics campaign.
General and administrative expense decreased by $1.0 million, or 2.9%, for the three months ended June 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased 2.0 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to lower stock-based compensation expense, partially offset by higher depreciation and increased investment in people.
Other Income, Net

	Three months ended June 30,		Change
	2025	2024	%
	(in thousands)
Other income, net	$2,116	$2,830	(25.2)%
Other income, net decreased for the three months ended June 30, 2025, compared to the same period last year, primarily due to a decrease in interest income driven by lower interest rates.
Provision for Income Taxes

	Three months ended June 30,		Change
	2025	2024	%
	(in thousands)
Provision for income taxes	$4,932	$3,283	50.2%
Provision for income taxes increased by $1.6 million, or 50.2%, for the three months ended June 30, 2025, compared to the same period last year, primarily due to an increase in pre-tax income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our condensed consolidated financial statements.

Results of Operations
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Six months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)		(as a percentage of net revenues)
Net revenues	$277,541	$263,518	100.0%	100.0%
Cost of goods sold	90,836	84,118	32.7	31.9
Gross profit	186,705	179,400	67.3	68.1
Operating expenses
Selling	67,111	65,393	24.2	24.8
Marketing	41,307	40,248	14.9	15.3
General and administrative(1)	68,583	71,763	24.7	27.2
Total operating expenses	177,001	177,404	63.8	67.3
Net income from operations	9,704	1,996	3.5	0.8
Other income, net	4,191	5,667	1.5	2.2
Net income before provision for income taxes	13,895	7,663	5.0	2.9
Provision for income taxes	6,898	5,128	2.5	1.9
Net income	$6,997	$2,535	2.5%	1.0%
(1)Includes stock-based compensation expense of $14.9 million and $22.1 million for the six months ended June 30, 2025 and 2024, respectively.
Net Revenues

	Six months ended June 30,		Change
	2025	2024	%
	(in thousands)
Net revenues	$277,541	$263,518	5.3%
Net revenues increased by $14.0 million, or 5.3%, for the six months ended June 30, 2025, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders from new and existing customers and an increase in AOV.
Cost of Goods Sold

	Six months ended June 30,		Change
	2025	2024	%
	(in thousands, except margin)
Cost of goods sold	$90,836	$84,118	8.0%
Gross profit	186,705	179,400	4.1%
Gross margin	67.3%	68.1%	(0.8)%
Gross margin decreased 0.8% percentage points for the six months ended June 30, 2025, compared to the same period last year. The decrease in gross margin was primarily related to higher inventory reserves and higher freight expense.

Operating Expenses

	Six months ended June 30,		Change
	2025	2024	%
	(in thousands)
Operating expenses:
Selling	$67,111	$65,393	2.6%
Marketing	41,307	40,248	2.6%
General and administrative	68,583	71,763	(4.4)%
Total operating expenses	177,001	177,404	(0.2)%
Operating expenses decreased by $0.4 million, or 0.2%, for the six months ended June 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 3.5 percentage points, primarily driven by a decrease in selling expense, marketing expense, and general and administrative expense as a percentage of net revenues.
Selling expense increased by $1.7 million, or 2.6%, for the six months ended June 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 0.6 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to higher fulfillment expenses in the same period last year following our transition to a new facility.
Marketing expense increased by $1.1 million, or 2.6%, for the six months ended June 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased 0.4 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily driven by greater efficiency in our digital marketing.
General and administrative expense decreased by $3.2 million, or 4.4%, for the six months ended June 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased 2.5 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to lower stock-based compensation expense, partially offset by higher depreciation and increased investment in people.
Other Income, Net

	Six months ended June 30,		Change
	2025	2024	%
	(in thousands)
Other income, net	$4,191	$5,667	(26.0)%
Other income, net decreased for the six months ended June 30, 2025, compared to the same period last year, primarily due to a decrease in interest income driven by lower interest rates.
Provision for Income Taxes

	Six months ended June 30,		Change
	2025	2024	%
	(in thousands)
Provision for income taxes	$6,898	$5,128	34.5%
Provision for income taxes increased by $1.8 million, or 34.5%, for the six months ended June 30, 2025, compared to the same period last year, primarily due to an increase in pre-tax income.

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
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of June 30, 2025 and 2024, respectively, are presented in the following table:

	As of June 30,
	2025	2024
	(in thousands)
Active customers	2,736	2,628
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding 12-month period divided by the current period active customers. Net revenues per active customer as of June 30, 2025 and 2024, respectively, are presented in the following table:

	As of June 30,
	2025	2024
Net revenues per active customer	$208	$210
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three and six months ended June 30, 2025 and 2024, respectively, are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Average order value	$117	$113	$118	$115
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
The following table reflects a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP and presents adjusted EBITDA margin with net income margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands, except margin)
Net income	$7,099	$1,100	$6,997	$2,535
Add (deduct):
Other income, net	(2,116)	(2,830)	(4,191)	(5,667)
Provision for income taxes	4,932	3,283	6,898	5,128
Depreciation and amortization expense(1)	2,153	1,113	4,152	1,963
Stock-based compensation and related expense(2)	7,659	10,266	15,046	21,963
Adjusted EBITDA(3)	$19,727	$12,932	$28,902	$25,922

Net revenues	$152,640	$144,225	$277,541	$263,518
Net income margin(4)	4.7%	0.8%	2.5%	1.0%
Adjusted EBITDA Margin	12.9%	9.0%	10.4%	9.8%
(1)Excludes amortization of debt issuance costs included in “Other income, net.”
(2)Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3)For the six months ended June 30, 2025, reflects $171,000 of stock-based compensation expense and payroll taxes inadvertently not reflected in our previously disclosed Adjusted EBITDA results for the three months ended March 31, 2025.
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

	Six months ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities	$(3,195)	$28,158
Less: capital expenditures	(2,399)	(9,489)
Free cash flow	$(5,594)	$18,669
Liquidity and Capital Resources
As of June 30, 2025 and December 31, 2024, we had $50.8 million and $85.6 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.
In September 2021, we entered into a credit agreement with Bank of America, N.A. providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). The 2021 Facility will mature in September 2026. As of June 30, 2025, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. During the three months ended June 30, 2025, we did not repurchase any shares of Class A common stock under the share repurchase program. As of June 30, 2025, we had approximately $52.0 million available for future repurchases under the share repurchase program.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
	(in thousands)
Cash flows from operating activities	$(3,195)	$28,158
Cash flows from investing activities	(29,098)	(40,784)
Cash flows from financing activities	(2,503)	264
Net change in cash and cash equivalents	$(34,796)	$(12,362)
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities decreased by $31.4 million for the six months ended June 30, 2025, compared to the same period last year. The decrease in operating cash flows was a result of the timing of payments against accrued expenses of $30.9 million and higher inventory purchases of $19.5 million. The decrease in operating cash flows was partly offset by higher cash flows due to the timing of payments of prepaid expenses and other current assets of $9.1 million, the timing of cash payments related to accounts payable of $4.9 million, and the timing of payments of accrued compensation and benefits of $4.9 million.
Investing Activities
Cash flows from investing activities consist of capital expenditures and purchases of investments.
Cash flows from investing activities increased by $11.7 million for the six months ended June 30, 2025, compared to the same period last year. The increase in cash flows from investing activities was primarily due to a decrease in purchases of property and equipment of $7.1 million, an increase in maturities of available-for-sale securities of $3.5 million, and a decrease in purchases of available-for-sale securities of $1.3 million.
Capital expenditures during the six months ended June 30, 2025 were primarily related to capitalized software development costs and purchases of computer equipment.
Financing Activities
Cash flows from financing activities consist primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities were $(2.5) million for the six months ended June 30, 2025. Cash flows from financing activities decreased by $2.8 million as compared to the same period last year primarily due to repurchases of our Class A common stock in the current year with no comparable activity in the prior year.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2024 Annual Report on Form 10-K.
Refer to Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the six months ended June 30, 2025.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
To manage the expansion of our business effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We face significant competition for personnel, including in Southern California, where our headquarters is located, and in Goodyear, Arizona, where our fulfillment center is located. To attract top talent, we may need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. In addition, we could be required to continue to expand certain departments, to upgrade our management information systems and other processes and technology and to obtain more space for our workforce. Additionally, the growth of our business places significant demands on our existing management and other employees. Failure to manage our employee base and hiring needs effectively, including successfully integrating our new hires, may adversely affect our business, financial condition and results of operations.
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
Our success depends in large part upon widespread adoption of our products by healthcare professionals. In order to attract new customers and continue to expand our customer base, we must appeal to and attract healthcare professionals who identify with our products. If the number of healthcare professionals who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including marketing campaigns that can be expensive and may not always result in new customers or increased sales of our products. These factors, in turn, have from time to time increased and may again increase our customer acquisition costs over time. As our brand becomes more widely known, we may not attract new customers or increase our net revenues at historical rates, or retain existing customers to the same extent as we have in the past. For example, our rate of new customer acquisition has fluctuated over time. If we are unable to acquire new customers or retain existing customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenues may decrease, and our business, financial condition, and operating results may be adversely affected.
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
Moreover, our success depends in part on the condition of the healthcare workforce. There have been reports of elevated fatigue and stress among workers in the healthcare industry, which we believe may have impacted customer purchasing behavior from time to time. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
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
We have historically also benefited from social media, customer referrals and word of mouth to advertise our brand. Social networks are important as a source of new customers and as a means by which to connect with existing customers, and such importance may be increasing. In addition, we have implemented grassroots marketing efforts such as engaging with local healthcare professionals, some of whom we refer to as our ambassadors, to assist us by introducing our brand and culture to their communities. Our social media and grassroots efforts must be tailored to each particular market, which requires substantial efforts as we enter new markets, as well as ongoing attention and resources. We also seek to engage with our customers and build awareness of our brands through sponsoring unique events and experiences. If our marketing efforts and messaging are not appropriately tailored to and accepted by the healthcare community, we may fail to attract customers and our brand and reputation may be harmed. Our future growth and profitability and the success of our brand will depend in part upon the effectiveness and efficiency of these marketing efforts.
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
In addition, customer complaints or negative publicity related to our website, mobile app, Community Hubs, products, product delivery times, customer data handling, marketing efforts, security practices or customer support, especially on blogs and social media, could diminish customer loyalty and community engagement.
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
Further, our new products and innovations, including to fit, style, and fabric, on existing and future products may not, and from time to time have not, received the same level of customer acceptance as our products or innovations have in the past. Customer preferences could change, especially as we expand our product offerings beyond our core scrubwear, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate and respond in a timely manner to changing customer preferences or if customers do not accept our new products or innovations, including to fit, style and fabric, we could experience, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs, increases in donations by us, and diminished brand loyalty, some of which have occurred from time to time. Even if we are successful in anticipating customer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high quality products and designs and maintain our distinctive brand identity as we expand the range of products we offer. A failure to effectively introduce new products or innovations on existing products that appeal to our customers could result in a decrease in net revenues and excess inventory levels, which could adversely affect our business, financial condition and results of operations.
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
Many of our potential competitors promote their brands primarily through traditional forms of advertising, such as print media, and have substantial resources to devote to such efforts. Our competitors may also use traditional forms of advertising more quickly in new markets than we can. While we believe that our direct-to-consumer business model offers us competitive advantages, our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing extensive wholesale capabilities and networks of retail stores, and many of our competitors have substantial resources to devote toward increasing sales in such ways. Competition may result in pricing pressures, reduced profit margins or lost market share or a failure to grow our market share, any of which could substantially harm our business, financial condition and results of operations.
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
Our current operations and customer base are based largely in the United States, and our future growth depends in part on our ongoing expansion efforts outside of the United States. While we currently ship to certain countries in North America, Central America, South America, Europe, the Asia Pacific region and the Middle East, we have a relatively limited number of customers, employees and experience operating outside of the United States. We also have relatively limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we have from time to time encountered, and may in the future continue to encounter, obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ differing tastes and preferences.
We may also encounter difficulty expanding into new markets because of limited brand recognition in those markets, leading to delayed acceptance of our apparel by customers there. In particular, we have no assurance that our marketing efforts will prove successful outside of the narrow geographic regions in which they have been used in the United States. The expansion into new markets may also present competitive, merchandising, forecasting and distribution challenges that are different from or more severe than those we currently face. As we expand into new markets and hire additional international employees, we will also be subject to a variety of foreign laws and regulations regarding employment, labor, and workplace practices, which may differ significantly from those in the United States.
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
We currently rely on third-party global logistics and shipping providers to ship raw materials, receive inbound inventory to our fulfillment center and retail stores, and deliver our products to our customers. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in delivering inventory, processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges, surge pricing or accessorials have in the past and may in the future adversely impact our margins and profitability. For example, volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, conflict in the Middle East and other wars or armed conflicts, and changes in global supply generally, have from time to time resulted in higher fuel prices, which shipping companies have from time to time passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased shipping costs as a result of these and other factors, and these costs may continue to increase in the future. We may not be able to or choose to pass such increases on to our customers in the future.

Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, terrorism or global trade policy. For example, as a result of ongoing conflict in the Middle East, from time to time there have been disruptions in commercial shipping transiting the Red Sea and surrounding waterways. Global ocean freight traffic has also been impacted by the conflict and shifts in global trade policy, resulting in shipping delays, and volatility in freight costs, capacity and transit times. Although we have not experienced a material disruption to our supply chain to date as a result, we have from time to time experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers, as well as elevated ocean freight rates and shipping costs. To address these impacts, we have proactively sought alternative ways to ship raw materials and receive inventory, including selecting new vessel routes and ports, using increased air freight from time to time, pre-negotiating ocean freight shipping rates, and adjusting our product launch schedule to account for delays. If there are continued or increased hostilities in the Middle East or continued uncertainty surrounding global trade policy, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.

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

We are also subject to risks related to damaged or lost goods by our inbound and outbound shipping vendors, which have occurred from time to time. If our goods are damaged or lost during transit, or not delivered in a timely fashion, our brand reputation could be adversely affected. Our customers could also become dissatisfied, require refunds or other financial accommodations and/or cease buying products from us. In addition, some claims may not be fully covered under our insurance policies or exceed recoverable limits. We may also incur additional costs shipping replacement goods and in maintaining heightened customer support, which has occurred from time to time. In such cases, our business, financial condition and results of operations could be adversely affected.
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
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been, and will continue to be, affected by various factors, including unanticipated changes in general market conditions, economic conditions or consumer confidence in future economic conditions and geopolitical conditions, including as a result of changes in global trade policy. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs, increases in donations by us or the sale of excess inventory at discounted prices, some of which have occurred from time and which could cause our gross margin to suffer or impair the strength and premium nature of our brand.
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
Moreover, while we devote significant attention to forecasting efforts, the volume, timing, value and type of orders we receive are inherently uncertain. In addition, we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business, as well as our ability to forecast demand, is also affected by changes in general domestic and global economic, business and geopolitical conditions, including inflationary pressures, tariffs and other trade barriers, and the degree of customer confidence in future economic conditions, and we anticipate that our ability to forecast demand due to these types of factors will be increasingly affected by conditions in international markets. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenues. Any failure to accurately predict net revenues or gross margins could cause our operating results to be lower than expected, which could adversely affect our financial condition.
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
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products has been and may continue to be adversely affected. Significant risks and uncertainty in the global economy have emerged as a result of government policy decisions and geopolitical tensions, such as Russia’s invasion of Ukraine and conflict in the Middle east, which have resulted in significant macroeconomic consequences. These have included increased fuel and energy prices and depressed financial markets from time to time, and as a result consumer behavior, confidence and spending patterns have been affected and may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: high interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, tariffs, such as those recently announced by the United States, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
Moreover, our success depends in part on the condition of the healthcare workforce. There have been reports of elevated fatigue and stress among workers in the healthcare industry, which we believe may have impacted customer purchasing behavior from time to time. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
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

As of June 30, 2025, our supply chain consisted of a diversified network of global production partners spread across multiple continents. We source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products from suppliers located predominantly in the Asia Pacific region. We then work with manufacturing partners to produce our products in facilities located in Southeast Asia, the Middle East, China and South America. As of June 30, 2025, the production of our finished goods is divided approximately evenly between suppliers in Vietnam and Jordan, and limited production also occurs in China and Peru. We continuously work to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically. We are also implementing various mitigation strategies in response to the recent tariffs enacted by the United States, including adjusting the countries from which we source our products and renegotiating prices with suppliers, but we cannot be certain whether they will be effective. These efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
We may experience a disruption in the supply of fabrics, raw materials or product components from current sources, and we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significantly increased demand, or if we need to replace or discontinue our relationship with an existing supplier or manufacturer, which has occurred from time to time, we may be unable to locate additional suppliers of fabrics, raw materials or product components or additional manufacturing capacity on terms that are acceptable to us, or at all, or we may be unable to locate any supplier or manufacturer with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with its quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing or find new manufacturing or fabric sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. In addition, a dispute with, or disruption at, a significant third-party supplier or service provider, which has occurred from time to time, may impact our ability to produce, sell or fulfill our products. Our failure or inability to obtain alternate capabilities in a timely manner or on satisfactory terms could have an adverse effect on our business, financial condition and results of operations.

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

The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements, which has resulted in the adoption of tariffs by other countries. The changes to U.S. trade policy have been dynamic and unpredictable. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus an additional country-specific tariff for select trading partners, including Vietnam, Jordan and China. The rates and effective dates of these additional tariffs have been adjusted on several occasions since the initial announcement, and certain of these tariffs are subject to legal and other challenges, the outcome of which could further change tariff rates and effective dates. As of the date hereof, goods manufactured in Vietnam and Jordan are subject to tariff rates of 20% and 15%, respectively.

As of June 30, 2025, the production of our finished goods is divided approximately evenly between Vietnam and Jordan, and limited production also occurs in China and Peru. The 10% baseline tariffs have increased our product costs, and to the extent the additional tariffs on goods manufactured in Vietnam and Jordan remain in effect, we expect to see a significant additional increase in our product costs. Additionally, tariffs and other trade barriers, including those by other countries on the United States, could adversely impact demand for our products domestically and in international markets, which in turn could adversely affect our inventory levels. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact on our business, financial condition and results of operations is uncertain but could be significant.

We are implementing various mitigation strategies in response to the recent U.S. tariffs, including adjusting the countries from which we source our products and renegotiating terms with suppliers, but we cannot be certain whether they will be effective. We might also consider increasing prices to the end customer, which could reduce the competitiveness of our products and adversely affect demand. If we fail to manage these dynamics successfully, net revenues, gross margin and profitability could be adversely affected.

Moreover, our products could be held for inspection by U.S. Customs and Border Protection (“CBP”), which has occurred from time to time, in connection with the U.S.’s trade restrictions related to the Xinjiang region of China, or for other reasons. Although we have not experienced material shipping delays as a result of such inspections, future inspections could cause material delays and unexpectedly affect our inventory levels. CBP has also in the past and may in the future challenge or disagree with our classification of our imports, or our valuation or country of origin determinations. While we haven’t experienced material duty or tariff liabilities in such instances, such challenges could in the future result in material duty or tariff liabilities, including duties or tariffs on past imports, as well as penalties and interest.

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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us or cause us to seek alternate suppliers or manufacturers. For example, there have been allegations that labor conditions at a Jordanian supplier of ours do not meet our high standards, and as a result, we had previously announced plans to transition away from that supplier. However, we have since paused this transition after working with the supplier to substantially improve working conditions and implement employee programs that meet our high standards. We nevertheless continue to shift some production to other countries as part of our supply chain strategy. These supply chain decisions may subject us to additional costs and challenges, which could adversely affect our business, financial condition and results of operations.
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
Finally, certain trade restrictions related to the Xinjiang region of China could impact our business. The U.S. Government has taken several steps to address forced labor concerns in the Xinjiang Uyghur Autonomous Region of China, including sanctions on specific entities and individuals; withhold release orders (“WROs”) issued by CBP that prohibit the entry of imports of certain items from Xinjiang; and the Uyghur Forced Labor Prevention Act, which imposes a rebuttable presumption against U.S. imports of any items from Xinjiang and specifically targets the cotton and apparel industry as high-priority sectors for enforcement. We do not intentionally source any products or materials from the Xinjiang region (either directly or indirectly through our supply chain) and we prohibit our suppliers and manufacturers from doing business with or sourcing from any company or entity located in China’s Xinjiang region. However, the presumptive ban on virtually all imports from that region has from time to time affected and could in the future affect the global sourcing and availability of raw materials, such as cotton and rayon, used in the manufacturing of certain of our products and/or lead to our products being held for inspection by CBP and delayed, which has occurred from time to time, or rejected for entry into the United States, which could unexpectedly affect our inventory levels, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to the Xinjiang region, our reputation could be harmed.
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
We currently operate one retail store in Los Angeles, California a second retail store in Philadelphia, Pennsylvania, and we plan to open additional retail stores in the future. Our retail presence is an important part of our business strategy and we believe that a physical presence helps raise brand awareness and complements our online experience, offering customers an expanded omni-channel buying experience. In so doing, we have entered into, and may in the future again enter into, long-term leases before we know whether our retail strategy or a particular geography will be successful. We also face a number of challenges in opening stores, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner, as well as potential design, construction or inspection delays. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In opening stores, we must also provide our customers with a consistent experience, which presents additional challenges. Our stores may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies.
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
Labor is a significant portion of our cost structure and is subject to many external factors, including unemployment levels, inflation, prevailing wage rates, minimum wage laws, immigration laws and policies, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in California and a number of other states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. As minimum wage rates increase, related laws and regulations change, or inflationary or other pressures increase wage rates, we and our partners may need to increase not only the wage rates of minimum wage employees, but also the wages paid to other hourly or salaried employees. For example, hourly wages for employees of third-party logistics providers have from time to time increased as a result of inflationary pressures, and may in the future increase further, which could adversely impact our fulfillment costs. Any increase in the cost of our or our third-party partners’ labor could have an adverse effect on our business, financial condition and results of operations.
Increases in labor costs could also force us to increase prices, which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could adversely affect our business, financial condition and results of operations. In addition, the job markets in Southern California, where our principal offices and the majority of our employees are located, and in Goodyear, Arizona, where our fulfillment center is located, are very competitive. If prevailing rates are driven higher by market forces or otherwise but we fail to pay such higher wages, we could suffer increased employee turnover, adversely affecting our business. While none of our employees is currently covered by a collective bargaining agreement, any attempt by our employees to organize a labor union could also result in increased legal and other associated costs.
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

Additionally, as we expand into new international markets, we will be subject to a variety of foreign laws and regulations regarding employment, labor, and workplace practices, which may differ significantly from those in the United States. These may include requirements related to minimum wages, working conditions, overtime pay, collective bargaining, and other employment standards. We may also face increased competition for talent, labor shortages, and wage inflation in certain markets, which could increase our operating costs. Failure to comply with applicable labor and employment laws in international jurisdictions could result in legal claims, penalties, or reputational harm. Additionally, managing a geographically dispersed workforce requires additional resources and could increase our operational complexity.
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
We are also subject to evolving privacy laws on cookies and e-marketing. Cookies are small data files that are sent by websites and stored locally on an internet user’s computer or mobile device. These laws have created intense scrutiny regarding Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, by legislative, regulatory, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on consumer data protection and privacy. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that collect or aggregate information about consumers’ online browsing and mobile app usage activity. In the EEA and UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. As regulators, activists, consumer protection organizations and third parties increasingly enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target individuals, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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
Certain requirements from our third-party technology and platform providers could also cause us to modify our offerings or strategy due to privacy concerns or negatively affect our financial performance. For example, the recent versions of Apple iOS require apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Additionally, Google has at various times indicated its intention to block third party cookies in the future. As a result, we have had to, and may in the future again have to, develop alternative systems and methods to determine our customer's behavior, customize their online experience, and efficiently market to them. If the use of cookies or other tracking technologies are further restricted, regulated or blocked, if changes in technology cause existing tracking technologies to become less reliable or acceptable as a means of tracking consumer behavior, or if our alternative approaches are unreliable, the amount or accuracy of user information we collect could decrease, which could have an adverse effect on our targeted advertising and related activities.
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

An increasing number of the IT Systems upon which we rely offer artificial intelligence capabilities, including those based on machine learning and large language models. We currently use third-party artificial intelligence tools to aid with certain business purposes, including in the operation of our Goodyear, Arizona fulfillment center, marketing efforts, data summarization and interpretation, market research, asset development, administrative tasks and customer support. We also plan to expand our use of artificial intelligence into other areas of our business. Issues relating to our use of new technologies such as artificial intelligence may cause us to experience operational disruptions, reputational harm, competitive harm, legal liability and new or enhanced regulatory scrutiny, and to incur additional costs to resolve such issues. For example, artificial intelligence is based on predictive analytics, which can include unexpected biases, lead to discriminatory outcomes or result in incorrect or untrue outputs. In addition, perceived or actual technical, legal, privacy, security, ethical or other issues relating to the use of artificial intelligence could undermine the decisions, predictions or analysis that such tools produce and create additional risks, such as risks of cybersecurity incidents. Further, use of artificial intelligence platforms by our team members, whether authorized or unauthorized, may increase the risk that our proprietary information will be unintentionally disclosed or undermine our claims to certain intellectual property. Any of the foregoing, as well as our failure to responsibly deploy artificial intelligence in our operations, the failure of artificial intelligence systems themselves, or the failure of our team members to identify and/or rectify erroneous or problematic outputs from artificial intelligence tools, could adversely affect our business, financial condition and results of operations.
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

Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Inflation Reduction Act of 2022 imposes a 1% excise tax on certain publicly traded company stock buybacks, among other changes to U.S. federal tax laws, and guidance from the U.S. Treasury Department and the Internal Revenue Service with respect to such changes may continue to evolve. Additionally, the recently enacted One Big Beautiful Bill Act (“OBBBA”) includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

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
In addition, we believe that our quarterly results of operations may vary in the future and that period-to-period comparisons of our results of operations may not always be meaningful. You should not rely on the results of one quarter as an indication of future performance.
Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders may cause the price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, Baron Capital Management, Inc. (“BCM”) and BAMCO, Inc. (“BAMCO” and, together with BCM, “Baron”) have rights, subject to certain conditions, to require us to file registration statements for the public resale of up to approximately 58,671,584 shares owned by Baron and its affiliates or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
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
In addition, on February 26, 2025, we entered into a stockholders agreement with Baron, which, along with its affiliates, own a significant portion of our Class A common stock. Under the stockholders agreement, Baron has agreed to vote certain shares of our Class A common stock that it and its affiliates own in excess of twenty-five percent (25%) of our outstanding shares of Class A Common Stock in favor of all persons nominated to serve as directors of the Company by the board of directors of the Company. This may further preclude our stockholders’ ability to influence the election of directors.

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
The variables that go into the calculation of our market opportunity are also subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of net revenues for us. Moreover, our success depends in part on the condition of the healthcare workforce. Our market opportunity may be subject to short term fluctuations, depending on changes in that condition, including if the demand for healthcare professionals continues to outpace supply or if the number of employed healthcare workers were to decline. There have been reports of elevated fatigue and stress among workers in the healthcare industry, which we believe may have impacted customer purchasing behavior from time to time. As a replenishment-driven healthcare apparel brand, demand for our products may be impacted by healthcare workforce-related stress, including if the number of employed healthcare workers were to decline.
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

Our principal offices are located in Southern California, and our sole fulfillment center is located in Goodyear, Arizona. Each of our locations is vulnerable to damage, and natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, some of which have in the past and could in the future disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors.

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
We have been, are and may in the future become involved in disputes, litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance, data privacy, securities and other claims related to our business, as well as stockholder derivative suits. See Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about material legal proceedings. We have also been subject to stockholder demands seeking access to the Company’s books and records pursuant to Delaware Code Title 8, Section 220. While we intend to vigorously defend against such claims, these or any other dispute, proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular dispute or proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the dispute or proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such dispute or proceeding could negatively impact our brand equity and our reputation.
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
As a public company, we have substantial legal obligations, including under the rules and regulations of the SEC, the NYSE the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, the Securities Act and the Exchange Act. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. In addition, our management team needs to devote substantial attention to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of our investors and securities analysts, resulting in a decline in the trading price of our Class A common stock.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net revenues and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). Section 404 also requires that we provide a management report on the effectiveness of our internal control over financial reporting, including disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, Section 404 requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting on an annual basis.
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
While we have, from time to time, engaged and may in the future engage in voluntary initiatives (such as voluntary disclosures, certifications or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such initiatives may be costly and may not have the desired effect. For example, expectations around our management of ESG matters continues to evolve rapidly. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, statements that we may make or actions that we may take based on expectations, assumptions or third-party information that we believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our statements or actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulatory scrutiny on our ESG initiatives and disclosures, even if such initiatives were voluntary.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

The information set forth below is included herein for the purpose of providing disclosure under “Item 8.01 Other Events.” of Form 8-K.

On July 31, 2025, the independent directors of the our board of directors approved a repricing on a one-for-one basis of certain fully vested and outstanding options to purchase shares of our Class A common stock held by Catherine Spear, Chief Executive Officer, and Heather Hasson, Executive Chair, to a per share exercise price equal to the fair market value of our Class A common stock as of August 12, 2025. 727,097 options originally granted to each of Mses. Spear and Hasson on May 26, 2021 with an original exercise price of $22.00 and 2,863,828 options originally granted to Ms. Hasson on August 9, 2022 with an original exercise price of $11.79 are expected to be repriced (the “Repriced Options”). As a condition of the repricing, our board of directors obtained the consent of each of Mses. Spear and Hasson to amend the vesting schedules of the Repriced Options. The options originally granted on May 26, 2021 will vest and become exercisable monthly over a two-year period and the options originally granted on August 9, 2022 will vest and become exercisable monthly over a four-year period, in each case subject to continued service.

Additionally, on July 31, 2025, the independent directors of our board of directors approved the grant of a restricted stock unit (“RSU”) award to Ms. Hasson, with a dollar-denominated value of $6.0 million, effective as of August 12, 2025. The number of RSUs underlying the award will be calculated based on the 20-day average of the closing price of our Class A common stock ending on and including August 12, 2025. The award will vest quarterly over a four-year period, subject to continued service.

The independent directors of our board of directors approved each of the repricing and RSU award following the recommendation of our compensation committee, which engaged in extensive discussion and careful consideration of various alternatives and other factors, including (i) an analysis performed by Pay Governance LLC, the compensation committee’s compensation consultant, (ii) Ms. Hasson’s expanded role within our company, including in connection with product innovation, marketing, digital experience and retail, and (iii) Ms. Spear’s stated intention to voluntarily forego additional equity compensation in 2026 and potentially beyond.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

On May 13, 2025, Catherine Spear, our Chief Executive Officer, entered into a sell-to-cover instruction letter (the “Instruction Letter”) that provides for sales of only such number of shares of Class A common stock as are necessary to satisfy the applicable tax withholding obligations arising exclusively from the vesting or settlement of restricted stock units (“RSUs”) granted to Ms. Spear under the Company’s 2021 Equity Incentive Award Plan or any successor plan. The Instruction Letter is a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and is intended to satisfy the affirmative defense of Rule 10b5-1(c).

The Instruction Letter will remain in effect so long as taxes are required to be paid upon the vesting or settlement of RSUs awarded or to be awarded, unless the Instruction Letter is earlier terminated. The total number of shares of Class A common stock that may be sold pursuant to the Instruction Letter is not determinable.

Except for the foregoing, during the three months ended June 30, 2025, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

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

FIGS, INC.

Date: August 7, 2025	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Sarah Oughtred
	Name:	Sarah Oughtred
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)