Form 10-Q
period 2025-09-30
FIGS, Inc.
filed 2025-11-06
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 156,215,058 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans regarding international expansion and our TEAMS business; our supply chain strategy, sourcing capabilities and manufacturing base; product innovation; the impact of, and expectations related to, our transition to our new fulfillment center; our plans to open additional fulfillment facilities in the future; the impact of conflict in the Middle East on our business; the impact of a future port-worker strike on our business; the impact of tariffs, trade policies and tax laws on our business, including on our gross profit and gross margin; our efforts to mitigate the impact of tariffs and trade policies on our business; the impact of future laws, regulations and executive orders on our business; our plans for the use of artificial intelligence; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FIGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$46,454	$85,645
Short-term investments	195,072	159,469
Accounts receivable	12,218	8,625
Inventory, net	151,233	115,759
Prepaid expenses and other current assets	13,041	13,268
Total current assets	418,018	382,766
Non-current assets
Property and equipment, net	33,565	35,274
Operating lease right-of-use assets	50,689	50,497
Deferred tax assets	13,098	11,643
Investment in equity securities	27,735	27,534
Other assets	1,633	2,073
Total non-current assets	126,720	127,021
Total assets	$544,738	$509,787
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,345	$9,401
Operating lease liabilities	9,448	10,596
Accrued expenses	34,189	42,316
Accrued compensation and benefits	12,404	5,689
Sales tax payable	3,730	3,705
Gift card liability	10,018	9,604
Deferred revenue	8,308	4,612
Returns reserve	3,217	3,873
Income tax payable	—	346
Total current liabilities	86,659	90,142
Non-current liabilities
Operating lease liabilities, non-current	44,667	42,430
Other non-current liabilities	83	83
Total liabilities	131,409	132,655
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 155,873,752 and 154,003,352 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	15	15
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 8,283,641 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024; zero shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	332,935	312,622
Accumulated other comprehensive income	162	21
Retained earnings	80,217	64,474
Total stockholders’ equity	413,329	377,132
Total liabilities and stockholders’ equity	$544,738	$509,787
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues	$151,661	$140,209	$429,202	$403,726
Cost of goods sold	45,593	46,181	136,429	130,299
Gross profit	106,068	94,028	292,773	273,427
Operating expenses
Selling	35,841	38,599	102,952	103,992
Marketing	23,472	28,529	64,779	68,778
General and administrative	37,120	35,529	105,703	107,292
Total operating expenses	96,433	102,657	273,434	280,062
Net income (loss) from operations	9,635	(8,629)	19,339	(6,635)
Other income, net
Interest income	2,315	2,926	6,510	8,603
Other income (expense)	9	2	5	(8)
Total other income, net	2,324	2,928	6,515	8,595
Net income (loss) before provision (benefit) for income taxes	11,959	(5,701)	25,854	1,960
Provision (benefit) for income taxes	3,213	(4,001)	10,111	1,125
Net income (loss)	$8,746	$(1,700)	$15,743	$835
Earnings attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$0.05	$(0.01)	$0.10	$—
Diluted earnings (loss) per share	$0.05	$(0.01)	$0.09	$—
Weighted-average shares outstanding—basic	163,665,566	170,168,732	162,942,689	170,161,922
Weighted-average shares outstanding—diluted	180,875,933	170,168,732	175,974,151	180,614,560
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$8,746	$(1,700)	$15,743	$835
Other comprehensive income, net of tax
Unrealized gain on short-term investments, net of tax	130	268	65	216
Foreign currency translation adjustment	(38)	—	76	—
Total other comprehensive income, net of tax	92	268	141	216
Total comprehensive income (loss)	$8,838	$(1,432)	$15,884	$1,051
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	154,003,352	$15	8,283,641	$—	$312,622	$64,474	$21	$377,132
Issuance of Class A Common Stock upon vesting of Restricted Stock	634,937	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(567,607)	—	—	—	(2,688)	—	—	(2,688)
Stock-based compensation	—	—	—	—	7,239	—	—	7,239
Stock option exercises	169	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(102)	—	(102)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(45)	(45)
March 31, 2025	154,070,851	$15	8,283,641	$—	$317,173	$64,372	$(24)	$381,536
Issuance of Class A Common Stock upon vesting of Restricted Stock	718,280	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,617	—	—	7,617
Stock option exercises and employee stock purchases	47,698	—	—	—	185	—	—	185
Net income	—	—	—	—	—	7,099	—	7,099
Other comprehensive income, net of tax	—	—	—	—	—	—	94	94
June 30, 2025	154,836,829	$15	8,283,641	$—	$324,975	$71,471	$70	$396,531
Issuance of Class A Common Stock upon vesting of Restricted Stock	842,553	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,827	—	—	6,827
Stock option exercises	194,370	—	—	—	1,133	—	—	1,133
Net income	—	—	—	—	—	8,746	—	8,746
Other comprehensive income, net of tax	—	—	—	—	—	—	92	92
September 30, 2025	155,873,752	$15	8,283,641	$—	$332,935	$80,217	$162	$413,329
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

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$15,743	$835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,478	4,848
Deferred income taxes	(1,455)	421
Non-cash operating lease cost	7,382	6,211
Stock-based compensation	21,683	32,618
Accretion of discount and accrued interest on available-for-sale securities	(2,981)	(4,720)
Changes in operating assets and liabilities:
Accounts receivable	(3,517)	(3,030)
Inventory	(35,474)	(4,356)
Prepaid expenses and other current assets	227	(7,965)
Other assets	440	(824)
Accounts payable	(4,018)	10,828
Accrued expenses	(7,629)	21,231
Accrued compensation and benefits	6,715	(1,905)
Sales tax payable	25	1,101
Gift card liability	414	(296)
Deferred revenue	3,696	1,723
Returns reserve	(656)	1,643
Income tax payable	(346)	(2,212)
Operating lease liabilities	(6,485)	(5,405)
Net cash provided by operating activities	242	50,746
Cash flows from investing activities:
Purchases of property and equipment	(5,305)	(13,658)
Purchases of available-for-sale securities	(185,857)	(191,379)
Maturities of available-for-sale securities	153,300	141,230
Other investing activities	(201)	—
Net cash used in investing activities	(38,063)	(63,807)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(2,688)	(7,277)
Proceeds from stock option exercises and employee stock purchases	1,318	268
Net cash used in financing activities	(1,370)	(7,009)
Net change in cash and cash equivalents	(39,191)	(20,070)
Cash and cash equivalents beginning of period	$85,645	$144,173
Cash and cash equivalents end of period	$46,454	$124,103
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$—	$2,174
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
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
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
Investment in Equity Securities
The Company holds an investment in equity securities in a privately held company, consisting of equity securities without readily determinable fair values. This investment is recorded at its carrying value, which is cost less impairment, if any, adjusted to fair value upon observable orderly transactions for identical or similar investments of the same issuer. The investment is reviewed periodically for impairment. Any adjustment to the carrying value of this investment, including gains and losses, is recorded in other income, net in the Company’s condensed consolidated statements of operations. Gains and losses on investments in equity securities will be included as an adjustment to reconcile net income to net cash provided by operating activities in the Company’s condensed consolidated statements of cash flows.
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
The Company’s available-for-sale investments in debt securities are carried at fair value with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income (loss) in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other expense on the Company’s condensed consolidated statements of operations. The Company did not record any credit losses on its available-for-sale debt securities in any of the periods presented. The Company determines gains or losses on the sale or maturities of short-term investments using the specific identification method and gains or losses are recorded in other income, net on the Company’s condensed consolidated statements of operations.
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

The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of September 30, 2025 and December 31, 2024.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the condensed consolidated balance sheets was $3.2 million and $3.9 million as of September 30, 2025 and December 31, 2024, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $4.6 million during the nine months ended September 30, 2025 related to the deferred revenue balance that existed at December 31, 2024. The Company recognized revenues of $2.8 million during the nine months ended September 30, 2025 related to redemptions from the gift card liability balance that existed at December 31, 2024. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
By geography:
United States	$127,343	$118,441	$363,310	$346,801
Rest of the world	24,318	21,768	65,892	56,925
	$151,661	$140,209	$429,202	$403,726
By product:
Scrubwear	$127,015	$117,219	$353,999	$330,459
Non-Scrubwear	24,646	22,990	75,203	73,267
	$151,661	$140,209	$429,202	$403,726
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this update should be applied either on a prospective basis or a retrospective basis. The standard, which is effective for the Company's 2025 annual period, will be applied using a prospective transition method.
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
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for public companies with annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of the annual reporting period. The Company is currently evaluating the effects adoption of this guidance will have on its condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The Company adopted ASU 2023-07 effective January 1, 2024. Refer to Note 14 of these condensed consolidated financial statements for segment disclosures.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company’s cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$35,468	$—	$—	$35,468
U.S. government securities	117,520	109	—	117,629
Level 2:
Corporate paper	77,404	47	(8)	77,443
Total	$230,392	$156	$(8)	$230,540

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$34,267	$—	$—	$34,267
U.S. government securities	98,716	81	(2)	98,795
Level 2:
Corporate paper	60,669	16	(11)	60,674
Total	$193,652	$97	$(13)	$193,736
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
There have been no cumulative upward adjustments or cumulative downward adjustments to the Investment, including impairment, as of September 30, 2025. There were no sales of equity securities during the three and nine months ended September 30, 2025. The Investment is accounted for using the measurement alternative. The carrying value of the Investment as of September 30, 2025 is $27.7 million, inclusive of transaction costs.

5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade	$11,237	$6,636
Other	981	1,989
	$12,218	$8,625
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Inventory deposits	$1,648	$670
Prepaid expenses	8,946	5,724
Prepaid taxes	1,522	5,874
Other	925	1,000
	$13,041	$13,268
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Furniture and fixtures	$2,299	$2,204
Office equipment	1,382	1,311
Machinery and equipment	19,352	19,179
Computer equipment	7,449	7,216
Software and website design	13,835	9,985
Leasehold improvements	5,484	5,271
Capital projects in progress	2,833	2,821
Vehicles	118	109
Total property and equipment	52,752	48,096
Less: accumulated depreciation and amortization	(19,187)	(12,822)
Property and equipment, net	$33,565	$35,274
Depreciation and amortization expense for the three and nine months ended September 30, 2025 was $2.3 million and $6.5 million, respectively. Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2024 was $2.9 million and $4.8 million, respectively.

8. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued inventory	$18,867	$27,697
Accrued shipping	5,598	6,087
Accrued selling expenses	162	—
Accrued legal expenses	63	800
Accrued marketing expenses	5,660	4,081
Other accrued expenses	3,839	3,651
	$34,189	$42,316
9. FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. (as amended from time to time, the “Credit Agreement“) for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions.
On February 27, 2023, the Company entered into a first amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amends the Credit Agreement to replace the London interbank offered rate (“LIBOR”) with a term rate based on the Secured Overnight Financing Rate (“SOFR”), together with certain administrative changes to facilitate such replacement.
On November 3, 2025, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment further amends the Credit Agreement to, among other things, extend the maturity date of the 2021 Facility from September 7, 2026 to November 3, 2030 (as amended, the “2021 Facility Maturity Date”) and reduce the annual commitment fee to 0.15% of the unused Revolving Facility (as defined in the Credit Agreement). Except as amended by the First Amendment and Second Amendment, the remaining material terms of the Credit Agreement remain in full force and effect.
As of September 30, 2025, the Company had letters of credit aggregating to $4.9 million outstanding under the 2021 Facility and available borrowings of $95.1 million. As of September 30, 2025, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) Term SOFR (as defined in the Credit Agreement) plus 1.125% or (b) Base Rate (as defined in the Credit Agreement) plus 0.125%. The annual interest rate for undrawn amounts of the Revolving Facility (as defined in the Credit Agreement) is 0.175% through November 2, 2025 and, upon entry into the Second Amendment, is 0.15% thereafter. Costs associated with entering into the 2021 Facility were not material.
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million within sales tax payable on the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of September 30, 2025 were approximately $59.9 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.

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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the three and nine months ended September 30, 2025 was $3.4 million and $9.9 million, respectively. Operating lease expense for the three and nine months ended September 30, 2024 was $3.1 million and $8.5 million, respectively.
Cash payments included in the measurement of operating lease liabilities were $8.6 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at September 30, 2025 were as follows:

Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	6.6%

Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at September 30, 2025, were as follows (in thousands):

Remainder of 2025	$4,143
2026	12,421
2027	12,720
2028	13,099
2029	9,483
Thereafter	12,537
Total lease payments	$64,403
Less: Imputed interest	(10,288)
Total lease liabilities	$54,115
12. INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended September 30, 2025 and 2024, the Company’s effective tax rate was 26.9% and 70.2%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to officer excess compensation limitation and state taxes.
For the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $3.2 million and an income tax benefit of $4.0 million, respectively.
For the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate was 39.1% and 57.4%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to officer excess compensation limitation and state taxes.
For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $10.1 and $1.1 million, respectively.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which has made permanent a number of provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”). The Company has applied it to the condensed consolidated financial statements and determined that its impact was not material for the three and nine months ended September 30, 2025.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic EPS and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$8,746	$(1,700)	$15,743	$835
Denominator:
Weighted-average shares—basic	163,665,566	170,168,732	162,942,689	170,161,922
Effect of dilutive stock options	14,292,854	—	10,978,001	10,178,818
Effect of dilutive restricted stock units	2,917,513	—	2,053,461	273,820
Weighted-average shares—diluted	180,875,933	170,168,732	175,974,151	180,614,560
Earnings (loss) per share:
Basic earnings (loss) per share	$0.05	$(0.01)	$0.10	$—
Effect of dilutive stock options and restricted stock units	—	—	(0.01)	—
Diluted earnings (loss) per share	$0.05	$(0.01)	$0.09	$—
The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the three and nine months ended September 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options to purchase common stock	5,252,863	42,713,307	6,820,869	22,006,925
Restricted stock units	244,505	5,289,719	796,311	2,091,859
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

In November 2024, the Company entered into a Purchase Order Agreement with Baron Capital Management, Inc. (“BCM”), a subsidiary of Baron Capital Group, Inc. (“BCG”), pursuant to which BCM purchased from the Company certain FIGS products for an aggregate purchase price of $1.0 million. BCG is a beneficial owner of greater than 5% of the Company’s outstanding Class A common stock. In the nine months ended September 30, 2025, the Company sold $0.2 million of certain FIGS products to affiliates of BCG, the amounts of which are included in net revenues for the nine months ended September 30, 2025.
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
During the three months ended September 30, 2025, there were no share repurchases of Class A common stock. During the nine months ended September 30, 2025, share repurchases totaled 567,607 shares of Class A common stock for approximately $2.7 million. As of September 30, 2025, the Company had approximately $52.0 million available for future repurchases of its Class A common stock under the share repurchase program.

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
At September 30, 2025, we had approximately 2.8 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and nine months ended September 30, 2025, we had the following results compared to the comparable periods in 2024:
◦Expanded our community of active customers by 4.0% from approximately 2.7 million at September 30, 2024 to approximately 2.8 million at September 30, 2025;
◦Net revenues increased from $140.2 million to $151.7 million, or 8.2%, for the three months ended September 30, 2025, and increased from $403.7 million to $429.2 million, or 6.3%, for the nine months ended September 30, 2025;
◦Gross margin increased 2.8 percentage points from 67.1% to 69.9% for the three months ended September 30, 2025, and increased 0.5 percentage points from 67.7% to 68.2% for the nine months ended September 30, 2025;

◦Net income (loss) increased from $(1.7) million to $8.7 million for the three months ended September 30, 2025, and increased from $0.8 million to $15.7 million for the nine months ended September 30, 2025;
◦Net income (loss) margin increased from (1.2)% to 5.8% for the three months ended September 30, 2025, and increased from 0.2% to 3.7% for the nine months ended September 30, 2025;
◦Adjusted EBITDA increased from $4.8 million to $18.9 million for the three months ended September 30, 2025, and increased from $30.7 million to $47.8 million for the nine months ended September 30, 2025, representing an adjusted EBITDA margin of 12.4% and 11.1%, respectively;
◦Cash flows from operating activities decreased from $50.7 million to $0.2 million for the nine months ended September 30, 2025; and
◦Free cash flow decreased from $37.1 million to $(5.1) million for the nine months ended September 30, 2025.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding adjusted EBITDA, adjusted EBITDA margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments

Global Trade Policy

We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic and unpredictable. There is currently a universal baseline tariff of 10% on all U.S. imports, in addition to country-specific tariffs for select trading partners, including Vietnam and Jordan, which together account for nearly all of our production of finished goods. The rates and effective dates of these additional tariffs have been adjusted on several occasions since they were announced in early 2025, and certain of these tariffs are subject to legal and other challenges, the outcome of which could further change tariff rates and effective dates.

These tariffs have increased our product costs, negatively impacting gross margin for the three months ended September 30, 2025 by 120 basis points. We are implementing various mitigation strategies, including adjusting the countries from which we source our products and renegotiating terms with suppliers, but cannot be certain whether they will be effective. Without taking into account mitigation efforts, we estimate, based on the information available to us today, that the current tariff regime will negatively impact gross margin for 2025 by approximately 110 basis points, and gross margin for 2026 by approximately 440 basis points. This estimate and actual impact may change materially as conditions evolve and new information becomes available.

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
Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes consists of an estimate of federal, state and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.

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
Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(as a percentage of net revenues)
Net revenues	$151,661	$140,209	100.0%	100.0%
Cost of goods sold	45,593	46,181	30.1	32.9
Gross profit	106,068	94,028	69.9	67.1
Operating expenses
Selling	35,841	38,599	23.6	27.5
Marketing	23,472	28,529	15.5	20.3
General and administrative(1)	37,120	35,529	24.5	25.3
Total operating expenses	96,433	102,657	63.6	73.2
Net income (loss) from operations	9,635	(8,629)	6.4	(6.2)
Other income, net	2,324	2,928	1.5	2.1
Net income (loss) before provision (benefit) for income taxes	11,959	(5,701)	7.9	(4.1)
Provision (benefit) for income taxes	3,213	(4,001)	2.1	(2.9)
Net income (loss)	$8,746	$(1,700)	5.8%	(1.2)%
(1)Includes stock-based compensation expense of $6.8 million and $10.5 million for the three months ended September 30, 2025 and 2024, respectively.
Net Revenues

	Three months ended September 30,		Change
	2025	2024	%
	(in thousands)
Net revenues	$151,661	$140,209	8.2%
Net revenues increased by $11.5 million, or 8.2%, for the three months ended September 30, 2025, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders and AOV.

Cost of Goods Sold

	Three months ended September 30,		Change
	2025	2024
	(in thousands, except margin)
Cost of goods sold	$45,593	$46,181	(1.3)%
Gross profit	106,068	94,028	12.8%
Gross margin	69.9%	67.1%	280 bps
Gross margin increased 2.8 percentage points for the three months ended September 30, 2025, compared to the same period last year. The increase in gross margin was driven by fewer discounts, improved return rates and processing, lower inbound freight, and lower duty rates, partially offset by tariffs.
Operating Expenses

	Three months ended September 30,		Change
	2025	2024	%
	(in thousands)
Operating expenses:
Selling	$35,841	$38,599	(7.1)%
Marketing	23,472	28,529	(17.7)%
General and administrative	37,120	35,529	4.5%
Total operating expenses	96,433	102,657	(6.1)%
Operating expenses decreased by $6.2 million, or 6.1%, for the three months ended September 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 9.6 percentage points, primarily driven by decrease in marketing expense, selling expense, and general and administrative expense as a percentage of net revenues.
Selling expense decreased by $2.8 million, or 7.1%, for the three months ended September 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 3.9 percentage points. The decrease in selling expense as a percentage of net revenues was primarily driven by lower fulfillment expense and lower shipping expenses.
Marketing expense decreased by $5.1 million, or 17.7%, for the three months ended September 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 4.8 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily driven by lapping of prior year expenses related to our 2024 Olympics campaign and greater efficiency in our marketing spend.
General and administrative expense increased by $1.6 million, or 4.5%, for the three months ended September 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased 0.8 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to lower stock-based compensation expense, partially offset by increased investment in people.
Other Income, Net

	Three months ended September 30,		Change
	2025	2024	%
	(in thousands)
Other income, net	$2,324	$2,928	(20.6)%

Other income, net decreased for the three months ended September 30, 2025, compared to the same period last year, primarily due to a decrease in interest income driven by lower interest rates.
Provision (Benefit) for Income Taxes

	Three months ended September 30,		Change
	2025	2024	%
	(in thousands)
Provision (benefit) for income taxes	$3,213	$(4,001)	180.3%
Provision for income taxes increased by $7.2 million, or 180.3%, for the three months ended September 30, 2025, compared to the same period last year, primarily due to an increase in pre-tax income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has applied the OBBBA to its condensed consolidated financial statements and determined that its impact was not material.
Results of Operations
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Nine months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)		(as a percentage of net revenues)
Net revenues	$429,202	$403,726	100.0%	100.0%
Cost of goods sold	136,429	130,299	31.8	32.3
Gross profit	292,773	273,427	68.2	67.7
Operating expenses
Selling	102,952	103,992	24.0	25.8
Marketing	64,779	68,778	15.1	17.0
General and administrative(1)	105,703	107,292	24.6	26.6
Total operating expenses	273,434	280,062	63.7	69.4
Net income (loss) from operations	19,339	(6,635)	4.5	(1.6)
Other income, net	6,515	8,595	1.5	2.1
Net income before provision for income taxes	25,854	1,960	6.0	0.5
Provision for income taxes	10,111	1,125	2.4	0.3
Net income	$15,743	$835	3.7%	0.2%
(1)Includes stock-based compensation expense of $21.7 million and $32.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Net Revenues

	Nine months ended September 30,		Change
	2025	2024	%
	(in thousands)
Net revenues	$429,202	$403,726	6.3%
Net revenues increased by $25.5 million, or 6.3%, for the nine months ended September 30, 2025, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders and an increase in AOV.
Cost of Goods Sold

	Nine months ended September 30,		Change
	2025	2024
	(in thousands, except margin)
Cost of goods sold	$136,429	$130,299	4.7%
Gross profit	292,773	273,427	7.1%
Gross margin	68.2%	67.7%	50 bps
Gross margin increased 0.5 percentage points for the nine months ended September 30, 2025, compared to the same period last year. The increase in gross margin was driven by fewer discounts, improved return rates and processing, and lower duty rates, partially offset by tariffs.
Operating Expenses

	Nine months ended September 30,		Change
	2025	2024	%
	(in thousands)
Operating expenses:
Selling	$102,952	$103,992	(1.0)%
Marketing	64,779	68,778	(5.8)%
General and administrative	105,703	107,292	(1.5)%
Total operating expenses	273,434	280,062	(2.4)%
Operating expenses decreased by $6.6 million, or 2.4%, for the nine months ended September 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 5.7 percentage points, primarily driven by a decrease in general and administrative expense, marketing expense, and selling expense as a percentage of net revenues.
Selling expense decreased by $1.0 million, or 1.0%, for the nine months ended September 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased by 1.8 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to higher fulfillment expenses in the same period last year following our transition to a new facility.
Marketing expense decreased by $4.0 million, or 5.8%, for the nine months ended September 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased 1.9 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily driven by lapping of prior year expenses related to our 2024 Olympics campaign and greater efficiency in our marketing spend.
General and administrative expense decreased by $1.6 million, or 1.5%, for the nine months ended September 30, 2025, compared to the same period last year and, as a percentage of net revenues, decreased 2.0 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to lower stock-based compensation expense, partially offset by increased investment in people and higher depreciation.
Other Income, Net

	Nine months ended September 30,		Change
	2025	2024	%
	(in thousands)
Other income, net	$6,515	$8,595	(24.2)%
Other income, net decreased for the nine months ended September 30, 2025, compared to the same period last year, primarily due to a decrease in interest income driven by lower interest rates.
Provision for Income Taxes

	Nine months ended September 30,		Change
	2025	2024	%
	(in thousands)
Provision for income taxes	$10,111	$1,125	798.8%
Provision for income taxes increased by $9.0 million, or 798.8%, for the nine months ended September 30, 2025, compared to the same period last year, primarily due to an increase in pre-tax income.
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
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of September 30, 2025 and 2024, respectively, are presented in the following table:

	As of September 30,
	2025	2024
	(in thousands)
Active customers	2,781	2,673
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding 12-month period divided by the current period active customers. Net revenues per active customer as of September 30, 2025 and 2024, respectively, are presented in the following table:

	As of September 30,
	2025	2024
Net revenues per active customer	$209	$205
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high average order value demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three and nine months ended September 30, 2025 and 2024, respectively, are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average order value	$114	$108	$117	$112
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate adjusted EBITDA as net income (loss) adjusted to exclude: other income, net; gain/loss on disposal of assets; provision (benefit) for income taxes; depreciation and amortization expense; stock-based compensation and related expense; transaction costs; and expenses related to non-ordinary course disputes. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by net revenues.
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

The following table reflects a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared in accordance with GAAP and presents adjusted EBITDA margin with net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands, except margin)
Net income (loss)	$8,746	$(1,700)	$15,743	$835
Add (deduct):
Other income, net	(2,324)	(2,928)	(6,515)	(8,595)
Provision (benefit) for income taxes	3,213	(4,001)	10,111	1,125
Depreciation and amortization expense(1)	2,327	2,885	6,478	4,848
Stock-based compensation and related expense(2)	6,889	10,544	21,935	32,506
Adjusted EBITDA(3)	$18,851	$4,800	$47,752	$30,719

Net revenues	$151,661	$140,209	$429,202	$403,726
Net income (loss) margin(4)	5.8%	(1.2)%	3.7%	0.2%
Adjusted EBITDA Margin	12.4%	3.4%	11.1%	7.6%
(1)Excludes amortization of debt issuance costs included in “Other income, net.”
(2)Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3)For the nine months ended September 30, 2025, reflects $171,000 of stock-based compensation expense and payroll taxes inadvertently not reflected in our previously disclosed Adjusted EBITDA results for the three months ended March 31, 2025.
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

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$242	$50,746
Less: capital expenditures	(5,305)	(13,658)
Free cash flow	$(5,063)	$37,088
Liquidity and Capital Resources
As of September 30, 2025 and December 31, 2024, we had $46.5 million and $85.6 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities, the sale of our capital stock and borrowings under credit facilities.

In September 2021, we entered into a credit agreement with Bank of America, N.A. (as amended from time to time, the “Credit Agreement”) providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). On November 3, 2025, we entered into a second amendment to the Credit Agreement, which, among other things, extends the maturity date of the 2021 Facility from September 7, 2026 to November 3, 2030 and reduces the annual commitment fee to 0.15% of the unused Revolving Facility (as defined in the Credit Agreement). As of September 30, 2025, we had no outstanding borrowings under the 2021 Facility (other than $4.9 million of outstanding letters of credit) and available borrowings of $95.1 million.
See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. During the three months ended September 30, 2025, we did not repurchase any shares of Class A common stock under the share repurchase program. As of September 30, 2025, we had approximately $52.0 million available for future repurchases under the share repurchase program.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Cash flows from operating activities	$242	$50,746
Cash flows from investing activities	(38,063)	(63,807)
Cash flows from financing activities	(1,370)	(7,009)
Net change in cash and cash equivalents	$(39,191)	$(20,070)
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities decreased by $50.5 million for the nine months ended September 30, 2025, compared to the same period last year. The decrease in operating cash flows was a result of higher inventory purchases of $31.1 million, the timing of payments against accrued expenses of $28.9 million, and the timing of cash payments related to accounts payable of $14.8 million. The decrease in operating cash flows was partly offset by higher cash flows due to the timing of payments of accrued compensation and benefits of $8.6 million, the timing of payments of prepaid expenses and other current assets of $8.2 million, and the increase in net income, including the impact of non-cash adjustments, of $6.6 million.
Investing Activities
Cash flows from investing activities consist of capital expenditures and purchases of investments.
Cash flows from investing activities increased by $25.7 million for the nine months ended September 30, 2025, compared to the same period last year. The increase in cash flows from investing activities was primarily due to an increase in maturities of available-for-sale securities of $12.1 million, a decrease in purchases of property and equipment of $8.4 million, and a decrease in purchases of available-for-sale securities of $5.5 million.
Capital expenditures during the nine months ended September 30, 2025 were primarily related to capitalized software development costs and purchases of computer equipment.
Financing Activities
Cash flows from financing activities consist primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities increased by $5.6 million as compared to the same period last year primarily due to a decrease in repurchases of our Class A common stock in the current year compared to the same period last year.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2024 Annual Report on Form 10-K.
Refer to Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for commitments entered into during the nine months ended September 30, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint. On January 10, 2025, the court granted the motion in its entirety as to FIGS and the executive officer and director defendants, dismissed certain claims with prejudice and granted plaintiffs leave to amend the complaint further as to the remaining claims. Thereafter, plaintiffs declined to file an amended complaint and the court entered judgment against the plaintiffs on February 13, 2025. Plaintiffs have filed a notice of appeal from the dismissal with the United States Court of Appeals for the Ninth Circuit, and briefing in that appeal is complete.

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

Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, terrorism or global trade policy. For example, as a result of ongoing conflict in the Middle East, from time to time there have been disruptions in commercial shipping transiting the Red Sea and surrounding waterways. Global ocean freight traffic has also been impacted by the conflict and shifts in global trade policy, resulting in shipping delays, and volatility in freight costs, capacity and transit times. We have from time to time experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers, as well as elevated ocean freight rates and shipping costs. To address these impacts, we have from time to time proactively sought alternative ways to ship raw materials and receive inventory, including selecting new vessel routes and ports, using increased air freight from time to time, pre-negotiating ocean freight shipping rates, and adjusting our product launch schedule to account for delays. If there are continued or increased hostilities in the Middle East or continued uncertainty surrounding global trade policy, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.

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
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products has been and may continue to be adversely affected. Significant risks and uncertainty in the global economy have emerged as a result of government policy decisions and geopolitical tensions, such as Russia’s invasion of Ukraine and conflict in the Middle east, which have resulted in significant macroeconomic consequences. These have included increased fuel and energy prices and depressed financial markets from time to time, and as a result consumer behavior, confidence and spending patterns have been affected and may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: high interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, tariffs, such as those recently implemented by the United States, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
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

As of September 30, 2025, our supply chain consisted of a diversified network of global production partners spread across multiple continents. We source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products from suppliers located predominantly in the Asia Pacific region. We then work with manufacturing partners to produce our products in facilities located in Southeast Asia, the Middle East, China and South America. During the nine months ended September 30, 2025, the production of our finished goods was divided approximately evenly between suppliers in Vietnam and Jordan, and limited production also occurred in China and Peru. We continuously work to strengthen our sourcing and manufacturing capabilities, which includes diversifying manufacturing operations geographically. We are also implementing various mitigation strategies in response to the recent tariffs enacted by the United States, including adjusting the countries from which we source our products and renegotiating prices with suppliers, but we cannot be certain whether they will be effective. These efforts may subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
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

The United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially renegotiating or terminating existing trade agreements, which has resulted in the adoption of tariffs by other countries. The changes to U.S. trade policy have been dynamic and unpredictable. For example, on April 2, 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus an additional country-specific tariff for select trading partners, including Vietnam and Jordan. The rates and effective dates of these additional tariffs have been adjusted on several occasions since the initial announcement, and certain of these tariffs are subject to legal and other challenges, the outcome of which could further change tariff rates and effective dates. As of the date hereof, goods manufactured in Vietnam and Jordan are subject to tariff rates of 20% and 15%, respectively.

During the nine months ended September 30, 2025, the production of our finished goods was divided approximately evenly between Vietnam and Jordan, and limited production also occurred in China and Peru. The current tariff regime has increased our product costs. Additionally, tariffs and other trade barriers, including those by other countries on the United States, could adversely impact demand for our products domestically and in international markets, which in turn could adversely affect our inventory levels. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the ultimate impact on our business, financial condition and results of operations is uncertain but could be significant.

We are implementing various mitigation strategies in response to the recent U.S. tariffs, including adjusting the countries from which we source our products and renegotiating terms with suppliers, but we cannot be certain whether they will be effective. We might also increase prices to the end customer, which could reduce the competitiveness of our products and adversely affect demand. If we fail to manage these dynamics successfully, net revenues, gross margin and profitability could be adversely affected.

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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us or cause us to seek alternate suppliers or manufacturers. For example, previously there were allegations relating to the working conditions at our Jordanian supplier, and as a result, we worked with that supplier to put measures in place that are consistent with our high standards. We also continue to shift some production to other countries as part of our supply chain strategy. These supply chain decisions may subject us to additional costs and challenges, which could adversely affect our business, financial condition and results of operations.
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
Certain requirements from our third-party technology and platform providers could also cause us to modify our offerings or strategy due to privacy concerns or negatively affect our financial performance. For example, Apple iOS requires apps in the Apple App Store to opt in to the tracking of users across apps and websites owned by third parties for advertising and measurement purposes. Additionally, Google has at various times indicated its intention to block third party cookies in the future. As a result, we have had to, and may in the future again have to, develop alternative systems and methods to determine our customer's behavior, customize their online experience, and efficiently market to them. If the use of cookies or other tracking technologies are further restricted, regulated or blocked, if changes in technology cause existing tracking technologies to become less reliable or acceptable as a means of tracking consumer behavior, or if our alternative approaches are unreliable, the amount or accuracy of user information we collect could decrease, which could have an adverse effect on our targeted advertising and related activities.
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

Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Inflation Reduction Act of 2022 imposed a 1% excise tax on certain publicly traded company stock buybacks, among other changes to U.S. federal tax laws, and the recently enacted One Big Beautiful Bill Act (“OBBBA”) includes significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% (“Pillar Two”). Pillar Two remains under varying states of implementation among such member jurisdictions. Although most European Union member states and Canada have advanced Pillar Two by enacting legislation and issuing additional guidance in connection with the implementation of Pillar Two, this initiative may be subject to further developments. The G7, seven countries which include the United States, recently released a joint Statement on Global Minimum Tax, announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S. multinational businesses from some of the Pillar Two rules (including the 15% global minimum tax); however, no agreement has yet been reached. Accordingly, the extent to which any such changes will ultimately impact our business is uncertain.
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
In addition, we are party to a stockholders agreement with Baron, which, along with its affiliates, own a significant portion of our Class A common stock. Under the stockholders agreement, Baron has agreed to vote certain shares of our Class A common stock that it and its affiliates own in excess of twenty-five percent (25%) of our outstanding shares of Class A Common Stock in favor of all persons nominated to serve as directors of the Company by the board of directors of the Company. This may further preclude our stockholders’ ability to influence the election of directors.

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

Our principal offices are located in Southern California, and our sole fulfillment center is located in Goodyear, Arizona. Each of our locations is vulnerable to damage, and natural disasters, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics; political crises, such as terrorist attacks, war, a prolonged government shutdown and other political instability; or other catastrophic events, whether occurring in the United States or internationally, some of which have in the past and could in the future disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors.

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

The information set forth below is included herein for the purpose of providing disclosure under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

Second Amendment to Credit Agreement

On November 3, 2025, the Company entered into a second amendment (the “Second Amendment”) to that certain credit agreement (as amended from time to time, the “Credit Agreement”), dated as of September 7, 2021, by and between the Company, as borrower, the other guarantor parties thereto, and Bank of America, N.A., as lender.

The Second Amendment further amends the Credit Agreement to, among other things, extend the maturity date of its $100.0 million revolving credit facility thereunder from September 7, 2026 to November 3, 2030 and reduce the annual commitment fee to 0.15% of the unused Revolving Facility (as defined in the Credit Agreement). Except as amended by the Second Amendment, the remaining material terms of the Credit Agreement remain in full force and effect.

The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	10-K	001-40448	3.1	2/28/2023
3.2	Amended and Restated Bylaws of FIGS, Inc.	10-K	001-40448	3.2	2/28/2023
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1	Second Amendment to Credit Agreement, dated November 3, 2025, between the Company and Bank of America, N.A.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIGS, INC.

Date: November 6, 2025	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Sarah Oughtred
	Name:	Sarah Oughtred
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)