Form 10-K
period 2025-12-31
FIGS, Inc.
filed 2026-02-26
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing sale price of the Registrant's Class A Common Stock on the New York Stock Exchange on June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was $512,505,774.
As of February 13, 2026, there were 158,093,481 shares of the Registrant’s Class A common stock, par value $0.0001, outstanding and 8,283,641 shares of the Registrant’s Class B common stock, $0.0001 par value per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges; demand for our products; our expectations regarding the opening and success of retail stores; our plans regarding international expansion and our TEAMS business; our supply chain strategy, sourcing capabilities and manufacturing base; product innovation; our fulfillment center; our plans to open additional fulfillment facilities in the future; the impact of international conflicts on our business; the impact of a future port-worker strike on our business; the impact of tariffs, trade policies and tax laws on our business, including on our gross margin; our efforts to mitigate the impact of tariffs and trade policies on our business; the impact of future laws, regulations and executive orders on our business; our plans for the use of artificial intelligence; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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

As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “FIGS” refer to the operations of FIGS, Inc. and its consolidated subsidiaries.
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
•We are subject to international business uncertainties.
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
By elevating scrubs and creating premium products for healthcare professionals that support them on and off-shift, we revolutionized the large and fragmented healthcare apparel market, branded a previously unbranded industry and de-commoditized a previously commoditized product. Most importantly, we built a community and lifestyle around a profession. As a result, we have become the industry’s category-defining healthcare apparel and lifestyle brand.
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
We also use our voice to celebrate Awesome Humans in aspirational, creative and unexpected ways, and we leverage social media platforms to listen to, engage with, understand and better serve our community at scale. Our Ambassador Program consists of Awesome Humans from around the world who represent a diverse cross-section of the healthcare industry and help us interact with our community and drive engagement. Our differentiated approach to creating authentic and meaningful relationships with our community, including through impact and advocacy, has allowed us to build a growing base of approximately 2.9 million active customers as of December 31, 2025 who are passionate about and loyal to our brand.
Our Market Opportunity
Demand for Healthcare Professionals is Projected to Grow.
As of 2025, there were approximately 24 million healthcare and social assistance industry sector workers in the United States, according to the U.S. Census Bureau and U.S. Bureau of Labor Statistics. Furthermore, according to the U.S. Bureau of Labor Statistics, as of August 2025, healthcare and social assistance jobs are projected to have the largest growth and be the fastest growing of any industry sector from 2024 to 2034. With an expanding aging population, proliferation of chronic illness, greater access to healthcare in the United States and an increasing focus on health and wellness, the demand for healthcare professionals continues to grow.
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
Deeply Passionate, Loyal Community
By December 31, 2025, our deeply loyal community consisted of approximately 2.9 million active customers. Our brand awareness is driven largely by word of mouth among healthcare professionals who are passionate about FIGS, and whose passion quickly spreads through hospitals and healthcare institutions, where thousands of healthcare professionals often work in close proximity to one another. In addition, through our digital platform, Community Hubs and social media presence, we provide venues for our community to engage with each other on common ground. We are proud that our products and digital platform are connecting healthcare professionals and bridging gaps that previously existed across varying disciplines and experience levels.
Authentic, Category-Defining Brand
FIGS is the first digitally native lifestyle brand outfitting healthcare professionals. Our brand represents high quality, functional, comfortable and stylish products combined with a seamless digital customer experience. We are purpose-driven with a mission to celebrate, empower and serve those who serve others—we not only focus on the high-quality medical apparel we are known for, but the real people who wear it with 360-degree marketing campaigns. Through engaging storytelling, innovative brand collaborations and a consistent voice, FIGS has earned the trust of the healthcare community. Through our Ambassador Program, we have also formed meaningful relationships with hundreds of Awesome Humans who help us reach millions of healthcare professionals around the world in an intimate, authentic and personalized way.
Industry-Leading Product Innovation with Purpose
Our design philosophy is rooted in Technical Comfort— the conviction that design, comfort and function are non-negotiable. As such, we deliver innovation across fabric, function, fit and style, all of which is led by comfort and performance. We strive to create the most innovative, functional, comfortable and stylish healthcare apparel in the industry designed to specifically address the needs of healthcare professionals—extraordinary people who deserve to look, feel and perform at their best. Our innovative products are designed, sourced and manufactured from the fiber level in a variety of fabrics. Our flagship proprietary FIONx fabric technology is made from what we believe to be the best combination of materials, core-spun for maximum durability to withstand the demands of a healthcare professional’s work without sacrificing comfort. FIONx technical features include four-way stretch, anti-odor, anti-wrinkle and moisture-wicking properties. Our scrubs also feature easy-to-access zippered pockets for professional and personal items such as stethoscopes, scissors, smartphones and ID badges. Our non-scrubwear offerings, such as outerwear, underscrubs, footwear, compression socks, lab coats and loungewear, are also specifically designed for the needs and preferences of the healthcare community.

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
Each of our DTC digital platform and Community Hubs also give us access to valuable real-time customer data. We leverage our rich customer data set, bolstered by the inherent benefits of our DTC model and close connection to our customers, to serve our community more effectively and efficiently. We also develop proprietary and customized data solutions designed to optimize our product innovation, inventory analytics, marketing efforts, website performance and operational efficiency. Our data team works directly with key functional areas of the Company, including product design and merchandising, customer acquisition and retention, demand forecasting and inventory optimization, engineering, Community Hubs, international and customer experience. This approach enables us to gather and manage extensive data, and rapidly and directly apply that data to deliver valuable insights that improve our core operating activities and decision-making processes, including with respect to our supply chain, inventory management, new product development, personalization, Community Hub experience and international markets. Our vast and growing data set also plays a critical role in driving new customer acquisition as well as in our community engagement and customer retention strategy.
Dynamic Merchandising and Product Launch Model
We have developed a dynamic merchandising strategy, anchored by our recurring, functional offering of core scrubwear styles and colors we offer year round. As of December 31, 2025, we offered 17 core scrubwear styles in 10 core colors. In 2025, our core scrubwear styles represented over 60% of our net revenues. We also offer non-scrubwear products, which together with our scrubwear, are intentionally designed to be worn as a layering system from base layer to outer layer. We also frequently launch limited edition colors, limited edition styles or new products, which not only drive excitement, but also drive our core business by encouraging recurring traffic to our digital platform. We utilize a disciplined buying approach for limited edition products, with generally shallow initial buys and data-driven repurchasing decisions to lower inventory risk, create scarcity and drive recurring demand. As an additional benefit, our product portfolio has resulted in a return rate of approximately 10% from 2021 through 2025, which is far lower than the broader online apparel return rates that tend to be in the 30% to 40% range.
Mission-Driven, Founder-Led Culture and Execution
Our co-founders, Heather Hasson and Trina Spear, who currently serve as our Executive Chairman and Chief Executive Officer, respectively, are the visionaries of our company. Each serves a unique role—Ms. Spear executes on the Company’s strategic vision and operations, and Ms. Hasson focuses on developing product innovation. Together, their shared mission to celebrate, empower and serve those who serve others drives our company culture. We understand that authentically serving humans starts from within, and we are passionate about supporting our community and ensuring that our company reflects the world we want to live in. We are committed to operating responsibly and promoting ethical and sustainable business practices through our sourcing and manufacturing. We prioritize building a diverse, inclusive, equitable and supportive team that is driven by creativity and purposeful innovation.
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
Healthcare professionals change environments frequently and need comfortable high-quality products that help them do their jobs in every situation they face. That’s why we approach our products as a complete layering system—the FIGS Layering System—which includes what healthcare professionals wear under their scrubs , the scrubs themselves, and what they wear over their scrubs.

There are two primary categories within the FIGS Layering System—scrubwear and non-scrubwear:
•Scrubwear. We redefined scrubs, engineering them for function and taking cues from performance sports apparel, to create exceptionally comfortable and technical products to help healthcare professionals look good, feel good and perform at their best. Within the scrubwear category, as of December 31, 2025, we had 17 core styles that are available on our digital platform year-round. These core scrubwear styles consisted of four women’s scrub tops, six women’s scrub pants, one women’s scrub jumpsuit, two men’s scrub tops and four men’s scrub pants. We offered these core styles in ten core colors and in limited edition colors. Additionally, we frequently launch limited edition scrubwear styles in both core and limited edition colors and transition limited edition scrubwear styles and colors to our core collection from time to time, based on customer feedback and sales performance.
•Non-Scrubwear. Our non-scrubwear products are intentionally designed as an integrated system that complements our scrubwear, and are comprised of “base layer” and “outer layer” products. Base layer products include those designed to be worn under scrubs and include compression socks and underscrubs, as well as leggings. Our underscrubs include performance tops, and super-soft pima cotton tops. Outer layer products include footwear, lab coats and a variety of vests, jackets and fleeces. Our non-scrubwear product offerings include our loungewear, which is our collection designed for off-shift moments. We also partner with New Balance to design and offer shoes that provide greater support, traction, cushion and moisture-repellent qualities that our healthcare professionals need. We also offer necessities such as scrub caps, lanyards, badge reels, bags, baseball caps and beanies.
Our International Strategy
We currently ship to numerous countries in North America, Central America, South America, Europe, Asia and the Middle East. As part of our global expansion, we work to localize our site experience as well as build out organic and paid marketing channels via our ambassador network and digital marketing. Disrupting global healthcare apparel through continued international expansion is a key component of our overall business strategy.
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
Our Community Hubs
We currently operate five physical retail stores, which we call Community Hubs, and we plan to open additional Community Hubs in the future. Our Community Hubs are more than just a shopping experience—in addition to enabling healthcare professionals to feel, try on and buy their favorite FIGS products, they allow them to connect with one another and engage more fully with the FIGS community. Our Community Hubs are intentionally designed to host events to celebrate healthcare professionals, provide programming on important issues that impact them, and create opportunities to network and share their stories.
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
Social Media. We were the first healthcare apparel company to have a significant presence on social media. We use social media to foster a dialogue with our community and grow an enthusiastic, highly engaged fan base. Today, we have over 1.4 million followers on Instagram and over 3 million followers across all of our social platforms. We are proud of our robust following and above-average engagement rate.
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
Collaborations. We seek and establish marketing and branding collaborations with other brands that are leaders in their industries, have similar values to FIGS and complement our own core capabilities. We also collaborate in thoughtful ways with brands, celebrities and athletes who share our passion for healthcare professionals. Amplifying the healthcare experience is at the heart of every collaboration, which have included New Balance, the United States Olympic and Paralympic Committee, Disney, Star Wars, Eko Health and ArchTek. As part of these partnerships, we often produce co-branded content to help further increase our brand awareness.
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
Our Impact and Advocacy

In line with our purpose-driven mission, giving back is ingrained in everything we do at FIGS and has been from the beginning. When we started FIGS, we created an initiative called Threads for Threads to donate scrubs to healthcare professionals who lack access to the proper uniforms needed to do their jobs. To date, through Threads for Threads, we have donated over one million FIGS and partnered with over 100 nonprofit organizations supporting healthcare professionals in need in 85 countries worldwide.

This simple belief—that everyone deserves to #wearFIGS—has also grown into a global effort to strengthen healthcare by supporting the people at its center. In 2025, we donated $700,000 to a range of causes providing critical support to healthcare professionals, including $100,000 to support Dr. Elisabeth Potter’s nonprofit work defending access to breast cancer care and patient-centered medical decision making and $100,000 to The Dr. Lorna Breen Heroes’ Foundation to advance stigma-free mental health support and protect the wellbeing of healthcare professionals worldwide.

Advocacy is another core part of how FIGS supports healthcare professionals. We maintain an advocacy platform focused on bipartisan solutions to the underlying challenges healthcare professionals face, including compensation, mental health and well-being, workplace safety, administrative burden and training. Our year-round advocacy includes a trip to Washington, D.C., in which we invite a group of healthcare professionals to share their lived experiences directly with policymakers and advocate for meaningful and lasting change.

In 2025, we took our commitment to healthcare professionals to a new level by establishing the FIGS Awesome Humans Foundation, a 501(c)(3) public charity dedicated to our community. The foundation is designed to provide direct support to healthcare professionals in crisis, scholarships to visionary healthcare students, partnership to non-profits serving the distinct needs of our community and recognition for those going above and beyond to change healthcare for the better.
Our Data Analytics
Data is an essential and embedded capability throughout our organization. Our data team works directly with key functional areas of the Company. This approach enables the collection and management of extensive data, the development of a suite of proprietary tools, and the direct and rapid application of those data and tools to improve core operating activities and decision-making processes throughout the Company.
Our Technology
In addition to our use of data analytics, we internally develop custom, proprietary technology solutions where doing so would be a true differentiator and core to the unique needs of our community, and we otherwise leverage best-of-breed, third-party components and software to help build out our platform capabilities. Consistent with this philosophy, we created our own headless digital platform, which is a fully customized front-end architecture that allows our community of healthcare professionals to experience features and functionality that are specifically tailored to their needs. We then combine that customized presentation layer with a third-party backend engine. We have also developed a customized iOS app to drive more meaningful engagement with our healthcare community. The features of our app enable us to connect more deeply with our healthcare community through personalized product recommendations and experiences. By pairing our own in-house technology with cloud software, we have been able to create a truly differentiated user experience that we can adjust as necessary.
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
The 17 core scrubwear styles that we produce year-round represented over 60% of our net revenues in 2025. Similar to our core FIONx fabric, the continuous production of our core scrubwear styles provides us with consistency and scale in our production.
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
We purchase our finished product from our manufacturers on a purchase order basis, and while we currently utilize certain sourcing agent services to identify potential suppliers and manufacturers and to help manage such relationships, we do not have any long-term agreements requiring us to use any particular supplier or manufacturer. We generally have long-standing relationships with our vendors, which are strengthened by the consistency and longevity of our core fabric and core style profile. We also source new suppliers and manufacturers to support our ongoing innovation and growth, particularly in our non-scrubwear categories. We continuously work to strengthen our sourcing and manufacturing capabilities, which from time to time includes diversifying certain manufacturing operations geographically and strategically refining our manufacturing base into high-quality manufacturing partners to improve product quality and consistency.
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
In line with our values, and in addition to having deep long-standing partnerships with our Tier I Suppliers, we also require all of our apparel Tier I Suppliers to be certified through the Worldwide Responsible Accredited Production (“WRAP”) program (or in limited cases, from other similar accredited organizations), which is an organization focused on promoting safe, lawful, humane and ethical manufacturing. Through their commitment to adhere to our Vendor Manual, all of our Tier I Suppliers are contractually required to commit to upholding these standards. As part of our Tier I Suppliers’ required certification with WRAP, they commit to regular audits by WRAP directly to promote their compliance with WRAP’s 12 Principles, which are: (1) compliance with laws and workplace regulations, (2) prohibition of forced labor, (3) prohibition of child labor, (4) prohibition of harassment and abuse, (5) compensation and benefits, (6) hours of work, (7) prohibition of discrimination, (8) health and safety, (9) freedom of association and collective bargaining, (10) environment, (11) customs compliance, and (12) security.
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
As of December 31, 2025, we employed 388 total team members, including 382 in the United States across our Santa Monica, California headquarters, our Goodyear, Arizona fulfillment center location, our Community Hubs, and remote locations, and 6 employees in Canada. As of December 31, 2025, 85% of our team members were full-time. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our team members is represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our team members to be good.
As of December 31, 2025, our workforce predominantly remains in a hybrid work environment, and we have provided resources to enable employees to effectively manage remote work, such as web conferencing, project collaboration solutions, equipment, and supplies for at-home offices. We have also supported our team with hybrid-focused learning and development training.

Compensation and Benefits
We aim to offer highly competitive compensation and benefits designed to enable us to attract, retain, and motivate exceptional talent. Our 2021 Equity Incentive Award Plan additionally provides for grants of equity awards to employees, which we believe fosters a stronger sense of ownership and aligns our employees’ interests with the interests and growth of the Company. To drive further engagement and individual ownership of the Company, we also maintain our Employee Stock Purchase Plan, which provides eligible employees an opportunity to purchase FIGS stock at a discounted price.
In addition, we offer numerous benefits, including a 401(k) plan with matching, health (medical, dental and vision) insurance, life insurance, paid time off, paid parental leave, a referral bonus program and company-sponsored short term and long term disability.
Culture, Engagement and Perks
We believe that to be successful, each of our employees must feel empowered to show up as their true authentic selves. As we continue to grow, we are proactive in enabling every single person at FIGS to have a platform to be seen, heard and celebrated. To accomplish this goal, we are intensely focused on our culture, team-building initiatives and well-being. We strive to foster an empowering, supportive and healthy experience for all FIGS employees and enable all FIGS voices to be represented and heard. Our Company-wide events and programming also provide a way for our employees to support our Awesome Humans and give back to the community, driving connections and making an impact on a wide variety of people and organizations in need.
In early 2026, we conducted a confidential employee engagement survey to give our employees the opportunity to provide input about their experiences with us. We are proud of our engagement index score of 81%, which is above the national average of organizations benchmarked, with 66% participation. The 2026 engagement survey revealed that 96% of our team members were proud to work at FIGS and 92% felt aligned with the FIGS mission and values. Employees also reported feeling connected and supported, with 90% of respondents reporting their manager genuinely cares about their well-being and that they feel respected working at FIGS, indicating a positive and supportive team dynamic. We value the input of our team members and utilize the survey results to better understand the needs of our team members, identify opportunities for improvement and to create action plans based on employee feedback.

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
Competition

Competition in the healthcare apparel industry is principally on the basis of product quality, innovation, style, price, brand image, distribution model, as well as customer experience and service. The healthcare apparel industry includes established companies as well as new entrants. We compete against wholesalers of healthcare apparel, such as Barco Uniforms, Landau Uniforms, and Superior Group of Companies. Additionally, we compete with healthcare apparel aggregated retailers, such as Scrubs & Beyond and Uniform Advantage, as well as DTC brands such as Jaanuu, Mandala and Fabletics. We also currently, and in the future, may continue to face competition from other large, diversified apparel brands with name recognition and well-established sales, manufacturing, and distribution infrastructure that choose to expand into the production and marketing of healthcare apparel.
We believe we have competitive advantages from our technical product innovation, our focus on empowering the community of healthcare professionals, and our high quality brand image. In addition, we believe our digitally native DTC distribution strategy supported by purpose-built Community Hubs, differentiates us from the industry incumbents and allows us to establish personal customer relationships and more effectively support healthcare professionals. Furthermore, while we also compete against other DTC companies, we believe the greater relative scale of our business provides us with a competitive advantage. We are also differentiated by our commitment to community-based marketing that increases brand awareness and strengthens customer loyalty.
Government Regulation
In the United States and the other jurisdictions in which we operate, we are subject to labor and employment laws, laws governing advertising, environmental, health, and safety (“EHS”) regulations, including climate and sustainability-related laws and regulations, product labeling regulations, product safety regulations and other laws, including consumer protection regulations that apply to the promotion and sale of merchandise and the operation of fulfillment centers and privacy, data security and data protection laws and regulations, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the “CCPA”), the EU General Data Protection Regulation 2016/679 (“EU GDPR”), the UK Data Protection Act 2018 and the UK General Data Protection Regulation, as updated from time to time (together, the “UK GDPR”) (the EU GDPR and UK GDPR together, the “GDPR”), the ePrivacy Directive and national implementing and supplementing laws in the European Economic Area (the “EEA”) and relevant legislation in the UK.
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
Our products may be subject to tariffs, treaties and various trade agreements, as well as laws affecting the importation of consumer goods. For example, in 2025 the United States announced changes to U.S. trade policy, including increasing tariffs on imports, in some cases significantly, and potentially modifying or terminating existing trade agreements, which, in certain instances, has prompted retaliatory trade measures by other countries. The changes to U.S. trade policy and the tariff environment have been dynamic and unpredictable, and have increased our product costs. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not address the Administration’s ability to impose tariffs using other legal mechanisms. The Administration responded by invoking alternative mechanisms to impose a 10% global tariff and by expressing an intention to subsequently raise such tariff to 15%. The Administration also initiated trade investigations that could result in additional future tariffs. We are also subject to evolving regulations regarding the environmental and social provenance of products, including under the Tariff Act of 1930, Uyghur Forced Labor Prevention Act (“UFLPA”), and other similar laws and regulations.

We monitor changes in these laws and believe that we are in material compliance with applicable laws. While compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources, for the fiscal year ended December 31, 2025 compliance with these laws and regulations, including any applicable environmental regulations, has not had, and in any material subsequent period is not expected to have, a material effect on our capital expenditures, results of operations or competitive position.
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
As of December 31, 2025, we owned 18 U.S. trademark registrations, six pending U.S. trademark applications, 137 foreign trademark registrations and nine pending foreign trademark applications.
As of December 31, 2025, we had 21 U.S. design patents, two pending U.S. design patent applications, 112 foreign design registrations and two pending foreign design applications, which relate to our core scrubwear and other apparel designs. The term of protection for design patents and design registrations is limited in duration and depends on the jurisdiction in which they are granted. The terms for our issued design patents in the U.S. extend 15 years from the date of patent grant.
If the foreign design registrations issued to us for our core scrubwear and apparel are maintained until the end of their terms, they are expected to expire in the years ranging between 2030 and 2050, at which point we intend to renew them, to the extent they are renewable. Some of our issued U.S. design patents will expire in 2037, while others will expire between 2038 and 2040. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective.
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
We have not always been profitable. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in developing new products, including new fabrics, hire additional personnel as needed, expand our operating infrastructure, Community Hubs footprint and TEAMS capabilities, and expand into new geographies. Further, as a public company, we incur additional legal, accounting, and other expenses that we did not incur as a private company. Additionally, stock-based compensation expense related to equity awards has been, and may from time to time be, a significant expense in future periods, which impacts our net income. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our net revenues to offset our increased operating expenses. In the future, our net revenues could also grow more slowly than in the past or decline for a number of reasons, including if we experience reduced demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our net revenues do not grow at a greater rate than our operating expenses, we will not be able to maintain the level of profitability that we have achieved.
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
We create differentiated brand marketing content and utilize performance marketing to drive customers from awareness to consideration to conversion, and promoting awareness of our brand and products is important to our ability to grow our business, drive customer engagement and attract new customers. Our marketing strategy includes brand marketing campaigns across platforms, including email, digital, display, site, direct-mail, commercials, social media, out-of-home campaigns, ambassadors and celebrities, as well as performance marketing efforts, including retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized emails and mobile push notifications through our mobile app.
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
Further, our new products and innovations, including to fit, style, and fabric, on existing and future products, may not, and from time to time have not, received the same level of customer acceptance as our products or innovations have in the past. Customer preferences could change, especially as we expand our product offerings beyond our core scrubwear, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate and respond in a timely manner to changing customer preferences or if customers do not accept our new products or innovations, including to fit, style and fabric, we could experience, among other things, lower sales, excess inventory or inventory shortages, markdowns and write-offs, increases in donations by us, and diminished brand loyalty, some of which have occurred from time to time and could occur again in the future. Even if we are successful in anticipating customer needs and preferences, our ability to adequately address those needs and preferences will in part depend upon our continued ability to develop and introduce innovative, high quality products and designs and maintain our distinctive brand identity as we expand the range of products we offer. A failure to effectively introduce new products or innovations on existing products that appeal to our customers could result in a decrease in net revenues and excess inventory levels, which could adversely affect our business, financial condition and results of operations.
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
We compete against wholesalers of healthcare apparel, such as Barco Uniforms, Landau Uniforms and Superior Group of Companies. Additionally, we compete with healthcare apparel specialty retailers, such as Scrubs & Beyond and Uniform Advantage, as well as digitally native brands such as Jaanuu, Mandala and Fabletics. We also currently and in the future may continue to face competition from other large, diversified apparel brands with name recognition and well-

established sales, manufacturing and distribution infrastructure that choose to expand into the production and marketing of healthcare apparel.
Our competitors may be able to achieve and maintain market share more quickly and effectively than we can. Similarly, if customers perceive the products offered by our competitors to be of higher quality than ours, or our competitors offer similar products at lower prices, our revenues may decline, which would adversely affect our business, financial condition and results of operations.
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
We are dependent on our ability to continue to identify, attract, develop and retain qualified and highly skilled team members. In particular, we are highly dependent on the services of our co-founders, Heather Hasson and Trina Spear, who serve as our Executive Chairman and Chief Executive Officer, respectively, and who are critical to the development of our business, future vision and strategic direction. We also heavily rely on the continued service and performance of other members of our senior management team. If the senior management team, including any new hires that we make, fails to work together effectively or to execute our plans and strategies on a timely basis, our business and future growth prospects could be harmed.
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
We are subject to international business uncertainties.
Our current operations and customer base are based largely in the United States, and our future growth depends in part on our ongoing expansion efforts outside of the United States. While we currently ship to certain countries in North America, Central America, South America, Europe, Asia and the Middle East, we have a relatively limited number of customers, employees and experience operating outside of the United States. We also have relatively limited experience with regulatory environments and market practices outside of the United States and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of the United States. In connection with our expansion efforts, we have from time to time encountered, and may in the future continue to encounter, obstacles we do not face in the United States, including cultural and linguistic differences, differences in regulatory environments and market practices, difficulties in keeping abreast of market, business and technical developments and foreign customers’ differing tastes and preferences.
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
•    complexity and other risks associated with current and future legal requirements in other countries, including legal requirements related to medical apparel, customer advertising protection, consumer product safety, sustainability disclosure, artificial intelligence and data privacy and security frameworks, such as the EU GDPR and the UK GDPR;
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

We have in the past experienced, and may in the future experience, shipping delays for other reasons outside of our control. For example, weather, fires, floods, power loss, earthquakes, or other events specifically impacting our or other shipping partners, such as labor disputes or shortages, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely, may negatively impact our ability to ship raw materials, receive inbound inventory and ship merchandise to customers efficiently and cost-effectively. A strike, threat of a strike, work slow-down or other disruptions at any of our third-party global providers, other parcel carriers or by port workers at major international shipping hubs, including at the ports of Los Angeles, Long Beach, New York and New Jersey, each of which we use to import our products into the United States, could also significantly disrupt our business. For instance, the International Longshoremen’s Association, which represents workers at east coast ports, went on strike briefly in 2024, which caused us to select new vessel routes, use additional air freight and adjust our product launch schedule to mitigate delays. Additional strikes in the future could adversely affect our business, financial condition and results of operations.

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
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been, and will continue to be, affected by various factors, including unanticipated changes in general market conditions, economic conditions or consumer confidence in future economic conditions and geopolitical conditions, including as a result of changes in global trade policy. Failure to accurately forecast demand has in the past, and may in the future, result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs.
We also routinely monitor and recognize excess or obsolete inventory write-off charges when appropriate, and inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would negatively impact our results of operations. For example, in the fourth quarter of 2025, we recorded an inventory write-off in the amount of $5.6 million arising from aged and obsolete inventory. Inventory levels in excess of customer demand may also result in increases in donations by us or the sale of excess inventory at discounted prices, some of which have occurred from time to time and which could cause our gross margin to suffer or impair the strength and premium nature of our brand.
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
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products from time to time has been and may continue to be adversely affected. Significant risks and uncertainty in the global economy have emerged as a result of government policy decisions and geopolitical tensions, such as Russia’s invasion of Ukraine and conflict in the Middle East, which have resulted in significant macroeconomic consequences. These have included increased fuel and energy prices and depressed financial markets from time to time, and as a result consumer behavior, confidence and spending patterns have been affected and may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: high interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, tariffs, such as those implemented by the United States in recent years, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
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
These factors and their impact on our customers’ spending behavior have from time to time impacted, and we expect some of these to continue to impact in the future, the demand for our products, as well as our business, financial condition and results of operations.

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

Our supply chain consists of a diversified network of global production partners spread across multiple continents. We source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products from suppliers located predominantly in the Asia

Pacific region. We then work with manufacturing partners to produce our products in facilities located in Southeast Asia, the Middle East, China and South America. During the year ended December 31, 2025, the production of our finished goods was divided approximately evenly between suppliers in Vietnam and Jordan, and limited production also occurred in China and Peru. We continuously work to strengthen our sourcing and manufacturing capabilities, which from time to time includes diversifying manufacturing operations geographically and strategically refining our manufacturing base into high-quality manufacturing partners to improve product quality and consistency. We have also implemented, and plan to continue to implement as needed, various mitigation strategies in response to the sustained elevated U.S. tariff levels, which have included, and may in the future again include, adjusting the countries from which we source our products and renegotiating prices with suppliers, but we cannot be certain how effective these measures will be over the long term. These efforts may also subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
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

Our supply of fabric or the manufacture of our products could also be disrupted or delayed by the impact of global conflict or war, such as the ongoing conflict in Ukraine and the Middle East. Our supply of fabric or the manufacture of our products could also be, and from time to time has been, disrupted or delayed by the impact of pandemics, and the related government and private sector responsive actions, such as border closures, restrictions on product shipments and travel restrictions. As a result of these and other supply chain challenges, we from time to time contended, and may again contend with, delays receiving finished products from our manufacturers, reduced ability to keep certain products in stock and interrupted product and color launch schedules. In order to manage the impact of these disruptions and meet our customers’ expectations, we from time to time shipped goods earlier when possible, adjusted shipments to alternate origin and destination ports to avoid delays and used faster but more expensive air freight. We may from time to time need to continue to use more expensive air freight, which has in the past and may in the future increase our cost of goods sold. Any delays, interruption or increased costs in the supply of fabric or the manufacture of our products, or extended period of global supply chain disruption, could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenues, increased cost of goods sold and lower net income from operations, both in the short and long term.
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

The United States has announced and implemented changes to U.S. trade policy in recent years, including increasing tariffs on imports, in some cases significantly, and potentially modifying or terminating existing trade agreements, which, in certain instances, has prompted retaliatory trade measures by other countries. These measures have increased our product costs. The changes to U.S. trade policy and the tariff environment have also been dynamic, unpredictable and subject to ongoing modification. For example, in April 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus additional country-specific tariffs applicable to certain trading partners, including Vietnam and Jordan. Since that announcement, tariff rates and effective dates have been adjusted on several occasions. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not address the Administration’s ability to impose tariffs using other mechanisms. The Administration responded by invoking alternative mechanisms to impose a 10% global tariff and by expressing an intention to subsequently raise such tariff to 15%. The Administration also initiated trade investigations that could result in additional future tariffs.

The ruling, and the Administration’s subsequent actions, have created substantial uncertainty regarding the tariff environment, including with respect to (i) whether and to what extent refunds will be issued for tariffs previously collected under IEEPA, (ii) the timing and scope of any new tariffs that may be imposed under alternative legal authorities and (iii) the potential for further legal challenges to any such tariffs. Any prolonged uncertainty or volatility in tariff policy could disrupt our supply chain planning, increase our costs and adversely affect our ability to price our products competitively. Moreover, tariffs and other trade barriers, including those by other countries on the United States, could adversely impact demand for our products domestically and in international markets, which in turn could adversely affect our inventory levels. Given that substantially all of our products are currently manufactured outside of the United States, additional trade actions by the United States or other countries could further increase our product costs and harm our business, financial condition and results of operations.

We have implemented, and plan to continue to implement as needed, various mitigation strategies in response to the sustained elevated U.S. tariff levels, which have included, and may in the future again include, adjusting the countries from which we source our products and renegotiating terms with suppliers, but we cannot be certain how effective these measures will be over the long term. We have also increased prices on certain products, which could reduce the competitiveness of our products and adversely affect demand. If we fail to manage these dynamics successfully, net revenues, gross margin and profitability could be adversely affected.

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
We allow our customers to return our products, subject to our return policy. We generally accept merchandise returns for full refund or exchange within 30 days of the original purchase date. Our net revenues are reported net of returns and discounts. We estimate our liability for product returns based on historical return trends and an evaluation of current economic and market conditions. We record the expected customer refund liability as a reduction to revenue, and the expected inventory right of recovery as a reduction of cost of goods sold. The introduction of new products, changes in customer confidence or shopping habits or other competitive and general economic conditions could cause actual returns to exceed our estimates. If actual return costs differ from previous estimates, the amount of the liability and corresponding revenue are adjusted in the period in which such costs occur. In addition, from time to time, our products may be damaged in transit, which can also increase return rates. Returned goods may also be damaged prior to or in connection with the return process, which can and has from time to time impeded our ability to restock and resell returned goods. Competitive pressures could cause us to alter our return policies or our shipping policies, which could result in an increase in damaged products and an increase in product returns. If the rate of product returns increases significantly or if product return economics become less efficient, our business, financial condition and results of operations could be harmed.
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
In addition, the U.S. government’s presumptive import ban on materials mined, produced, or manufactured wholly or in part in the Xinjiang region of China, the source of a large portion of certain raw materials, including cotton and rayon, from time to time has impacted and may in the future impact global prices and availability of raw materials from which some of our products are made. Furthermore, the United States has in recent years imposed additional tariffs on products manufactured in China. Although we do not import raw materials or product components to the United States from China directly, these tariffs may lead to increases in market costs for certain raw materials and components generally, further exacerbating price volatility and supply chain disruptions. Increases in the cost of raw materials or unavailability of raw materials, including as a result of current or future tariffs, could adversely affect our cost of goods sold, business, financial condition and results of operations.
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
We do not control our suppliers and manufacturers or their business, and they may not comply with our guidelines or applicable law. Moreover, while we rely on our manufacturers’ and suppliers’ compliance reporting as well as contractual provisions in our vendor manual in order to comply with regulations applicable to our products, expectations of ethical business practices continually evolve and may be substantially more demanding than applicable legal requirements. The products we sell are also subject to regulation by the Federal Consumer Product Safety Commission, the Federal Trade Commission and similar state and international regulatory authorities. Product safety, labeling and licensing concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could adversely affect our results of operations. Moreover, failure of our suppliers or manufacturers to comply with applicable laws and regulations and contractual requirements could lead to litigation against us or cause us to seek other vendors, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations.
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
We conduct business in China, which exposes us to risks inherent in doing business there.
We source raw materials and product components from, and conduct limited manufacturing in, the People’s Republic of China. We also sell our products to customers in China and use Chinese-owned social media and payment platforms to market to and transact with customers inside China. Doing business in China and using Chinese-owned social media and payment platforms as tools for marketing, messaging and transacting with customers in China exposes us to political, legal and economic risks in China and elsewhere. In particular, the political, legal and economic climate in China is fluid and unpredictable. Our ability to do business in China may be adversely affected by changes in United States and Chinese laws, regulations and executive orders, including those related to taxation, import and export tariffs and restrictions, custom duties, social media, economic sanctions and export controls, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision, consumer protection and other matters. For example, in recent years the United States imposed new tariffs on products manufactured in China and China has imposed retaliatory tariffs on the United States. While the U.S. tariffs on China only affect a small portion of our imports and we currently do not anticipate material impacts from China’s retaliatory tariffs, trade regulations are continuously evolving and we cannot predict additional near-term changes in global trade policy. Additional tariffs, future trade barriers or adverse changes in applicable laws could increase our costs or otherwise adversely affect our business, financial condition and results of operations.

Moreover, the U.S. government has in the past implemented restrictions, and may implement further restrictions, which affect conducting business with certain Chinese companies. Continued changes in the relationship between the United States and China, including any new restrictions imposed on U.S. companies that do business in China or other changes that lead to restrictions on our ability to do business in China, may impact our ability to receive raw materials or finished goods from our third-party suppliers. If our vendors are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, our business, financial condition and results of operations could be adversely affected.
Certain legacy trade restrictions related to the Xinjiang region of China could also impact our business. The U.S. Government has taken several steps to address forced labor concerns in the Xinjiang Uyghur Autonomous Region of China, including sanctions on specific entities and individuals; withhold release orders (“WROs”) issued by CBP that prohibit the entry of imports of certain items from Xinjiang; and the Uyghur Forced Labor Prevention Act, which imposes a rebuttable presumption against U.S. imports of any items from Xinjiang and specifically targets the cotton and apparel industry as high-priority sectors for enforcement. We do not intentionally source any products or materials from the Xinjiang region (either directly or indirectly through our supply chain) and we prohibit our suppliers and manufacturers from doing business with or sourcing from any company or entity located in China’s Xinjiang region. However, the presumptive ban on virtually all imports from that region has from time to time affected and could in the future affect the global sourcing and availability of raw materials, such as cotton and rayon, used in the manufacturing of certain of our products and/or lead to our products being held for inspection by CBP and delayed, which has occurred from time to time, or rejected for entry into the United States, which could unexpectedly affect our inventory levels, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to the Xinjiang region, our reputation could be harmed. If our vendors are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, or any new restrictions imposed on U.S. companies that do business in China or other changes that lead to restrictions on our ability to do business in China, including near-term changes in global trade policy and additional tariffs or future trade barriers our business, financial condition and results of operations could be adversely affected.
In addition, with the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase and our manufacturers and suppliers may be unable to find a sufficient number of qualified workers due to the competitive market for skilled labor in China. If the labor costs of our third-party suppliers and manufacturers increase significantly, our business, financial condition and results of operations could be adversely affected.
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
Finally, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be adversely affected.
We may be unable to execute on our B2B growth strategy.
Part of our business strategy involves increasing sales through our TEAMS channel. In so doing, we have established a strategic sales team and are enhancing our B2B infrastructure. There are significant expenses and risks involved with establishing these capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales personnel, grow our customer base and effectively manage a sales team. Additionally, our TEAMS business faces challenges such as longer sales cycles, the need to establish and maintain strong relationships with key decision-makers, and the potential for significant customer concentration within the TEAMS business. We must also negotiate favorable contract terms, which can be resource-intensive and time-consuming. Any failure or delay in the development of our internal sales capabilities, or our inability to generate sufficient sales leads, could impact our ability to scale our TEAMS business, which would have an adverse effect on our business, financial condition and results of operations.
We may be unable to execute on our retail growth strategy.
Our retail presence is an important part of our business strategy and we believe that a physical presence helps raise brand awareness and complements our online experience, offering customers an expanded omni-channel buying experience. We currently operate five retail stores across the United States and plan to open additional retail stores in the future. In so doing, we have entered into, and may in the future again enter into, long-term leases before we know whether our retail strategy or a particular geography will be successful. We also face a number of challenges in opening stores, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner, as well as potential design, construction or inspection delays. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In opening stores, we must also provide our customers with a consistent experience, which presents additional challenges. Our stores may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies.
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
Opening retail stores also subject us to costs and risks related to compliance with labor and employment laws. We may face significant exposure to changes in laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, union protections, workers’ compensation rates, pension contributions, citizenship requirements and payroll taxes, which could cause our business, financial condition and results of operations to be adversely affected. These laws also change frequently, exist at federal, state, and local levels, and may be difficult to interpret and apply. There is also a risk of potential claims related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury, and other claims, any of which could have an adverse effect on our business, financial condition and results of operations.
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
Increases in labor costs could also force us to increase prices, which we have done on certain products and which could adversely impact our sales. If competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline and could adversely affect our business, financial condition and results of operations. In addition, the job markets in Southern California, where our principal offices and the majority of our employees are located, and in Goodyear, Arizona, where our fulfillment center is located, are very competitive. If prevailing rates are driven higher by market forces or otherwise but we fail to pay such higher wages, we could suffer increased employee turnover, adversely affecting our business. While none of our employees is currently covered by a collective bargaining agreement, any attempt by our employees to organize a labor union could also result in increased legal and other associated costs.
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
Competition, constrained sourcing capacity and related inflationary pressure and pressure from customers to reduce the prices we charge for our products and changes in customer demand, among other factors, also impact our costs and pricing strategy. These factors may cause us to experience increased costs while also causing us to reduce prices. If we were to increase prices in response to increased costs, which we have done on certain products, we may experience reduced sales. Any of the foregoing could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could adversely affect our business, financial condition and results of operations.
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
We believe that a critical component of our success has been our corporate culture. We have invested substantial time and resources in building our culture, which is rooted in passion, purpose and innovation. As we continue to grow, including geographically expanding our presence outside of our headquarters in Santa Monica, California, and maintaining the infrastructure associated with being a public company, we will need to continue to maintain our culture among a larger number of employees, dispersed across various geographic regions. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.
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

We rely on information technology networks, systems and services, and our website and mobile app (collectively, “IT Systems”) to market and sell our products, manage a variety of internal and external business processes and activities and to comply with regulatory, legal and tax requirements. We depend on our IT Systems for digital marketing activities, for electronic communications among our personnel, customers, manufacturers and suppliers around the world, and for our warehousing and order fulfillment operations. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data, including risks heightened by the misuse of artificial intelligence. Our website, portions of which are run through a third-party backend engine and other IT Systems, including those integral to our warehousing and order fulfillment operations and some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Our website and mobile app serve as an effective extension of our marketing strategies by exposing potential new customers to our brand, product offerings and enhanced content. Due to the importance of our IT Systems, we are vulnerable to downtime and other technical failures, which may be outside of our control. Further, any slow down or material disruption of our IT Systems, or the systems of our third-party service providers, or our website or mobile app has from time to time, and could in the future, disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions, and our ability to receive and process customer orders or engage in normal business activities. Our third-party technology providers may also change their policies, terms or offerings from time to time, may fail to introduce new features and offerings that meet our needs as we expand, or may cease to provide services to us on favorable terms, or at all, which could require us to adjust how we use our IT Systems, including our website and mobile app, or switch to alternative third-party service providers which could be costly, cause interruptions and could ultimately adversely affect our business, financial condition and results of operations.
If our IT Systems, including those run by us or those of our third-party providers, suffer damage, disruption or shutdown and we or our third-party providers do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be adversely affected, and we could experience delays in reporting our financial results. If our computer and communications hardware fail, or if we suffer an interruption or degradation of services, we could also lose customer data and miss order fulfillment deadlines, which could harm our business. Our IT Systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyberattacks, data loss, acts of war, break-ins, earthquake and similar events. Any failure or interruption of our IT Systems could harm our ability to serve our clients, which could adversely affect our business, financial condition and results of operations.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and eCommerce. Existing and future regulations, laws and executive orders could impede the growth of the internet, eCommerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, data privacy and data security, anti-spam, content protection, artificial intelligence, electronic contracts and communications, customer protection and internet neutrality. Since taking office, President Trump has signed numerous executive orders, including some that revoke executive orders and actions from previous administrations. It is not clear how existing and changing laws governing issues such as property ownership, sales and other taxes and customer data privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or eCommerce. It is possible that general business regulations, laws and executive orders, or those specifically governing the internet or eCommerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile app by customers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of our own non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition and results of operations.
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

An increasing number of the IT Systems upon which we rely offer artificial intelligence capabilities, including those based on machine learning and large language models. We currently use third-party artificial intelligence tools to aid with certain business purposes, including in the operation of our Goodyear, Arizona fulfillment center, marketing efforts, data summarization and interpretation, coding, market research, asset development, administrative tasks and customer support.

We expect that increased investment will be required in the future to continuously improve our use of artificial intelligence technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our artificial intelligence technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our business, as well as our reputation could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. Further, use of artificial intelligence platforms by our team members, whether authorized or unauthorized, may increase the risk that our proprietary information will be unintentionally disclosed or undermine our claims to certain intellectual property.

Because we use artificial intelligence technologies licensed from third parties, our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party artificial intelligence technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party artificial intelligence technologies become incompatible with our IT Systems or unavailable for use, or if the providers of such models unfavorably change the terms on which their artificial intelligence technologies are offered or terminate their relationship with us, our business will be harmed. In addition, to the extent any third-party artificial intelligence technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

Any of the foregoing, as well as our failure to responsibly deploy artificial intelligence in our operations, the failure of, or overreliance on, artificial intelligence systems, or the failure of our team members to identify and/or rectify erroneous or problematic outputs from artificial intelligence tools, could adversely affect our business, financial condition and results of operations.
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
While we currently recognize revenue from nearly all sales to international customers in U.S. dollars, sales by our wholly-owned Canadian subsidiary are denominated in Canadian dollars, and we may transact directly and recognize revenue in foreign currencies more broadly in the future as we expand offerings and operations internationally. Certain of our foreign operating expenses are also denominated in the currencies of the countries in which our third-party vendors are located. Because we conduct limited business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, changes in the value of foreign currencies relative to the U.S. dollar may affect our net revenues and results of operations.
We also face remeasurement exposure to fluctuations in currency exchange rates, which, to the extent we transact in foreign currencies in greater volumes in the future, could hinder our ability to detect underlying trends in our business, impact our ability to predict future results and materially impact our results of operations. If fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our Class A common stock could be adversely affected.
In addition, most of our products for sale in foreign countries are priced in the country’s local currency based primarily on an applicable currency exchange rate to the U.S. dollar, which we generally review and adjust periodically. To the extent the U.S. dollar strengthens relative to foreign currencies, prices for customers in foreign countries may be more expensive relative to that of competition in those markets and the general purchasing power of customers in foreign countries could be weakened, each of which may adversely affect our demand.
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

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. Certain laws, particularly relating to environmental, health and safety matters, may also impose liability without regard to fault or to the legality of the action at the time of occurrence. Any investigations or inquiries by governmental agencies could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs, difficulties in the marketing or sale of our products, the discontinuation of product sales, inventory write-offs, or increased donations, any of which could adversely affect our business, financial condition and results of operations.
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

Net income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act enacted in 2025 (“OBBBA”) resulted in significant changes to U.S. federal income tax laws. Uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These and other legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

Furthermore, over 140 member jurisdictions of the G20/Organization for Economic Cooperation and Development (“OECD”) Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% (“Pillar Two”). Pillar Two remains under varying states of implementation among such member jurisdictions. Although many member jurisdictions have advanced Pillar Two by enacting legislation and issuing additional guidance in connection with the implementation of Pillar Two, this initiative remains under negotiation and continues to evolve. For example, in response to concerns raised by the United States, the OECD recently released a “side-by-side” framework under which certain U.S.-parented multinational enterprises may be exempt from certain Pillar Two rules. However, it is not entirely clear how the side-by-side framework will be implemented by member jurisdictions. Accordingly, the extent to which any such changes will ultimately impact our business is uncertain.
To the extent that changes in tax laws have a negative impact on us, our suppliers, manufacturers or our customers, such changes may adversely impact our business, financial condition, results of operations and cash flows. Finally, changes in the scope of our operations, including expansion to new U.S. and non-U.S. jurisdictions, could increase the amount of taxes to which we are subject (including as a result of the implementation of Pillar Two) and our effective tax rate.
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
As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of approximately $1.0 million and $1.1 million, respectively. Unused U.S. federal net operating losses generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Our ability to utilize our federal net operating carryforwards may be limited under Section 382 of the Internal Revenue Code of 1986, as amended. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. We have previously experienced ownership changes, and although such prior ownership changes have not materially limited our utilization of affected net operating loss carryforwards, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change that materially impacts our ability to utilize pre-change net operating loss carryforwards. In addition, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited. Accordingly, our ability to use our net operating loss carryforwards to offset taxable income may be subject to such limitations or special rules that apply at the state level, which could adversely affect our results of operations.

Risks Related to the Ownership of Our Class A Common Stock
Our stock price has been volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. All of the shares of Class A common stock issuable upon the exercise or vesting and settlement of equity grants under our equity plans are registered for public resale under the Securities Act and may be resold in the public market, subject, in the case of shares held by our affiliates, to the limitations under Rule 144 of the Securities Act. Further, Baron Capital Management, Inc. (“BCM”) and BAMCO, Inc. (“BAMCO” and, together with BCM, “Baron”) have rights, subject to certain conditions, to require us to file registration statements for the public resale of up to approximately 59,959,449 shares owned by Baron and its affiliates or to include such shares in registration statements that we may file for us or other stockholders. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold and may take steps to sell their shares or otherwise secure or limit their risk exposure to the value of their unrecognized gains on those shares. We are unable to predict the timing or effect of such sales on the market price of our Class A common stock.
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
Our Class B common stock has 20 votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are held by our co-founders, Mses. Hasson and Spear, who also serve as our Executive Chairman and Chief Executive Officer, respectively. These holders represent a majority of the voting power of our outstanding capital stock as of the date hereof and have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change of control transaction.

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

Our principal offices are located in Southern California, and our sole fulfillment center is located in Goodyear, Arizona. Each of our locations is vulnerable to damage, and natural disasters or severe weather, such as earthquakes, wildfires, hurricanes, tornadoes, storms, droughts, floods and other adverse weather and climate conditions; unforeseen public health crises, such as epidemics and pandemics; political crises, such as terrorist attacks, war, a prolonged government shutdown and other political instability; or other catastrophic events, whether occurring in the United States or internationally, some of which have in the past and could in the future disrupt our operations in any of our offices and fulfillment center or the operations of one or more of our third-party providers or vendors.

Certain of these events may become more frequent or intense due to climate change. Climate change may also contribute to chronic changes in the physical environment, such as changes in ambient temperature and precipitation patterns as well as sea-level rise, which may also have adverse impacts on our operations. In particular, these and other types of catastrophic events could impact our merchandise supply chain, including the ability of third parties to manufacture and ship merchandise and our ability to ship products to customers from or to the impacted region, or generally. For example, pandemics or epidemics have caused and may in the future cause certain of our ocean freight providers, as well as some of our suppliers and manufacturers, to experience delays and shutdowns.
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
We have been, are and may in the future become involved in disputes, litigation and other proceedings, including matters related to commercial disputes, product liability, intellectual property, trade, customs laws and regulations, employment, regulatory compliance, data privacy, securities and other claims related to our business, as well as stockholder derivative suits. See Part I, Item 3. “Legal Proceedings” in this Annual Report on Form 10-K for additional information about material legal proceedings. We have also been subject to stockholder demands seeking access to the Company’s books and records pursuant to Delaware Code Title 8, Section 220. While we intend to vigorously defend against such claims, these or any other dispute, proceeding or audit could result in significant settlement amounts, damages, fines, penalties or other relief such as an injunction, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular dispute or proceeding could exceed the limits of our insurance policies, or our insurance carriers may decline to fund such final settlements or judgments or all or part of the legal costs associated with the dispute or proceeding, which could have an adverse impact on our business, financial condition and results of operations. In addition, any such dispute or proceeding could negatively impact our brand equity and our reputation.
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
We incur significant costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have substantial legal obligations, including under the rules and regulations of the SEC, the NYSE the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities Act and the Exchange Act. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. In addition, our management team needs to devote substantial attention to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.
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
There has been evolving public focus on a variety of ESG matters affecting public companies. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations.
While we have, from time to time, engaged and may in the future engage in voluntary initiatives (such as voluntary disclosures, certifications or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such initiatives may be costly and may not have the desired effect. For example, expectations around our management of ESG matters continues to evolve rapidly. In addition, we may commit to certain initiatives or goals, and we may not ultimately be able to achieve such commitments or goals due to factors that are within or outside of our control. Moreover, statements that we may make or actions that we may take based on expectations, assumptions or third-party information that we believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our statements or actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulatory scrutiny on our ESG initiatives and disclosures, even if such initiatives were voluntary. In addition, we have established the FIGS Awesome Humans Foundation, a 501(c)(3) public charity, and any negative publicity, regulatory issues, or controversies related to the Foundation or its activities could harm our reputation and brand.
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

In addition, there has been varying levels of regulation, disclosure-related and otherwise in the United States and abroad, with respect to ESG matters, which we expect will continue. For example, various policymakers, such as the State of California, have adopted or are considering adopting rules that would require companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply with, including the implementation of significant additional internal controls regarding matters that have not been subject to such controls in the past, and which may impose increased oversight obligations on our management and board of directors. Simultaneously, there are efforts by some parties to reduce companies’ efforts on certain ESG-related matters, such as by some state and federal policymakers. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. There has also been an increase in litigation in opposition to certain ESG or human capital management initiatives, such as alleging that corporate diversity, equity and inclusion programs may discriminate against certain individuals or groups. To the extent we are subject to such activism or challenges, it may require us to incur costs or otherwise adversely impact our business. These and other changes in stakeholder expectations may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks.

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
Our cybersecurity risk management program includes, without limitation:
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
The audit committee receives regular reports from management, including our VP, Engineering. These reports encompass a broad range of topics, such as our cybersecurity risks, the current cybersecurity landscape and the status of ongoing cybersecurity initiatives. The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity.

Our management team, including our VP, Engineering and Sr. IT Director, are responsible for assessing and managing our material risks from cybersecurity threats. Our VP Engineering and Sr. IT Director have primary responsibility for the day-to-day operation and implementation of our overall cybersecurity risk management program and supervise both our internal cybersecurity team, which is composed of cybersecurity professionals, and our retained external cybersecurity consultants. Our management team, including our VP, Engineering and Sr. IT Director, also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
Our VP, Engineering’s background includes 17 years of experience in technology, including roles in the defense industry, big tech, startups and eCommerce, as well as work in classified environments and oversight of large-scale consumer platforms. Our Sr. IT Director, who reports to our VP, Engineering, has over 15 years of experience in the field of information technology, including extensive experience at public and private companies. Their in-depth knowledge and experience are instrumental in developing and executing our cybersecurity risk management program.
Item 2. Properties.
We are headquartered in Santa Monica, California, where we lease office space under a lease agreement that is expected to expire in 2033. We use our headquarters for product innovation and design, content creation, technology, customer experience and general office use. We also maintain dedicated photo studio space at our headquarters.
Our sole fulfillment center is located in Goodyear, Arizona. The facility is leased by us under a lease agreement that expires in 2031 and is operated by a third-party logistics provider. We also from time to time maintain warehouse space with other third-party logistics providers pursuant to service agreements or leases.
We currently operate five retail stores across the United States. All of our retail properties are leased by us under lease agreements expected to expire at various dates between 2028 and 2036.
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
Holders of Record
As of February 13, 2026, there were 12 registered holders of our Class A common stock and 7 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and other factors set forth in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
By elevating scrubs and creating premium products for healthcare professionals that support them on and off-shift, we revolutionized the large and fragmented healthcare apparel market, branded a previously unbranded industry and de-commoditized a previously commoditized product. Most importantly, we built a community and lifestyle around a profession. As a result, we have become the industry’s category-defining healthcare apparel and lifestyle brand.
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
At December 31, 2025, we had approximately 2.9 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the year ended December 31, 2025, we had the following results compared to the comparable periods in 2024:
◦Expanded our community of active customers by 9.4% from approximately 2.7 million at December 31, 2024 to approximately 2.9 million at December 31, 2025;
◦Net revenues increased from $555.6 million to $631.1 million in the year ended December 31, 2025 representing 13.6% year-over-year growth;
◦Gross margin decreased 1.1 percentage points from 67.6% to 66.5% in the year ended December 31, 2025;
◦Net income increased from $2.7 million to $34.3 million in the year ended December 31, 2025;
◦Net income margin increased from 0.5% to 5.4% in the year ended December 31, 2025;

◦Adjusted EBITDA increased from $51.8 million to $74.5 million in the year ended December 31, 2025, representing an adjusted EBITDA margin of 11.8%;
◦Cash flows from operating activities decreased from $81.2 million to $61.2 million in the year ended December 31, 2025; and
◦Free cash flow decreased from $64.1 million to $53.0 million in the year ended December 31, 2025.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding adjusted EBITDA, adjusted EBITDA margin and free cash flow, including a reconciliation to the most directly comparable financial measures prepared in accordance with GAAP.
Recent Developments

Global Trade Policy

We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic, unpredictable and subject to ongoing modification. In April 2025, the United States announced a baseline tariff of 10% on all imports, in addition to country-specific tariffs applicable to certain trading partners, including Vietnam and Jordan, which together account for nearly all of our production of finished goods. The rates and effective dates of these additional tariffs were adjusted on several occasions since they were announced in early 2025. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of tariffs that had been in effect since April 2025. The Administration responded by invoking alternative mechanisms to impose a 10% global tariff and by expressing an intention to subsequently raise such tariff to 15%. The Administration also initiated trade investigations that could result in additional future tariffs. The ruling, and the Administration’s subsequent actions, have created substantial uncertainty regarding the tariff environment, including with respect to (i) whether and to what extent refunds will be issued for tariffs previously collected under IEEPA, (ii) the timing and scope of any new tariffs that may be imposed under alternative mechanisms and (iii) the potential for further legal challenges to any such tariffs.

The tariffs in place prior to the February 2026 Supreme Court decision have increased our product costs, negatively impacting gross margin for the three months and year ended December 31, 2025 by 260 basis points and 120 basis points, respectively. We have implemented, and plan to continue to implement as needed, various mitigation strategies, which have included, and may in the future again include, adjusting the countries from which we source our products and renegotiating terms with suppliers, but we cannot be certain how effective they will be over the long term. Without taking into account mitigation efforts, we estimate, based on the information available to us today, that tariffs will negatively impact gross margin for 2026 by approximately 400 basis points. This estimate and actual impact may change materially as conditions evolve and new information becomes available.

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
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. These factors also pose risks and challenges, including those discussed in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
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
Customer Retention and Engagement
Our continued success depends in part on our ability to retain, and drive repeat purchases from, our existing customers. We monitor retention across our entire customer base. Our goal is to attract and convert visitors into active customers and foster relationships that drive repeat purchases. As of December 31, 2025, we had approximately 2.9 million active customers, up from approximately 2.7 million active customers as of December 31, 2024.
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
In addition, our inventory investments will fluctuate with the needs of our business. For instance, entering new locations and expanding to new categories require additional investments in inventory. Shifts in inventory levels may result in fluctuations in the percentage of full price sales, levels of markdowns, merchandise mix, inventory write-offs as well as gross margin.
Macroeconomic Environment
Our business and results of operations are subject to domestic and global economic conditions and their impact on consumer confidence. For example, we have seen sales growth impacted by variations in frequency trends from time to time, which we believe were due in part to adverse macroeconomic factors such as sustained inflationary pressures on consumer spending and we may continue to see the impact of inflation on our customers’ purchasing activity, from time to time. Our customers are also affected by other macroeconomic pressures, such as high interest rates, wages, levels of employment, inflation, fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, financial market fluctuations and consumer confidence in future economic conditions. We are also subject to macroeconomic pressures, such as inflation, which can impact the price of raw materials, labor, freight and other costs of doing business.
In addition, we are subject to the prevailing trade policies of the United States and other countries in which we do business. The changes to U.S. trade policy implemented in recent years, including the increased tariffs on imports, have increased our product costs, and we are continuously monitoring potential related impacts, including retaliatory tariffs and indirect effects on capital markets or consumer discretionary spending. Given the unpredictable and dynamic nature of ongoing U.S. policy changes, we cannot predict additional near-term changes in U.S. trade policy and changes to U.S. tariff and trade policies could further impact our operating results.
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
Marketing
Marketing expenses consist primarily of online performance marketing costs, such as retargeting, paid search and product listing advertisements, paid social media advertisements, search engine optimization, personalized email and SMS marketing and mobile push notifications through our app. Marketing expenses also include our spend on brand marketing channels, including billboards, podcasts, commercials, photo and video shoot development, expenses associated with our Ambassador Program, events and other forms of online and offline marketing. We expect our marketing expenses to increase in absolute dollars as we continue to grow our business.
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
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Year ended December 31,		Year ended December 31,
	2025	2024	2025	2024
	(in thousands)		(as a percentage of net revenues)
Net revenues	$631,098	$555,558	100.0%	100.0%
Cost of goods sold	211,259	179,935	33.5	32.4
Gross profit	419,839	375,623	66.5	67.6
Operating expenses
Selling	145,851	141,909	23.1	25.5
Marketing	93,105	88,566	14.8	15.9
General and administrative(1)	142,736	142,883	22.6	25.7
Total operating expenses	381,692	373,358	60.5	67.2
Net income from operations	38,147	2,265	6.0	0.4
Other income, net	9,060	12,075	1.4	2.2
Net income before provision for income taxes	47,207	14,340	7.5	2.6
Provision for income taxes	12,957	11,620	2.1	2.1
Net income	$34,250	$2,720	5.4%	0.5%
(1)Includes stock-based compensation expense of $26.9 million and $42.7 million for the years ended December 31, 2025 and 2024, respectively.

Net Revenues

	Year ended December 31,		Change
	2025	2024	%
	(in thousands)
Net revenues	$631,098	$555,558	13.6%
Net revenues increased by $75.5 million, or 13.6%, for the year ended December 31, 2025, compared to the prior year. The increase in net revenues was primarily driven by an increase in orders from new and existing customers, and an increase in AOV.
Cost of Goods Sold, Gross Profit and Gross Margin

	Year ended December 31,		Change
	2025	2024
	(in thousands, except margin)
Cost of goods sold	$211,259	$179,935	17.4%
Gross profit	419,839	375,623	11.8%
Gross margin	66.5%	67.6%	(110) bps
Cost of goods sold increased by $31.3 million, or 17.4%, for the year ended December 31, 2025, compared to the prior year. The increase in costs of goods sold was primarily due to higher unit sales, tariffs and inventory write-offs.
Gross profit increased by $44.2 million, or 11.8%, for the year ended December 31, 2025, compared to the prior year. The increase in gross profit was primarily due to higher unit sales and improved discount rates, partially offset by tariffs and inventory write-offs.
Gross margin decreased 1.1 percentage points for the year ended December 31, 2025, compared to the prior year. The decrease in gross margin was primarily due to the impact of tariffs, which negatively impacted gross margin by approximately 120 basis points, and inventory write-offs, partially offset by improved discount rates.
Operating Expenses

	Year ended December 31,		Change
	2025	2024	%
	(in thousands)
Operating expenses:
Selling	$145,851	$141,909	2.8%
Marketing	93,105	88,566	5.1%
General and administrative	142,736	142,883	(0.1)%
Total operating expenses	381,692	373,358	2.2%
Operating expenses increased by $8.3 million, or 2.2%, for the year ended December 31, 2025, compared to the prior year, driven by higher selling expense and marketing expense. As a percentage of net revenues, operating expenses decreased by 6.7 percentage points, primarily driven by leverage in selling expense, marketing expense and general and administrative expense.
Selling expense increased by $3.9 million, or 2.8%, for the year ended December 31, 2025, compared to the prior year and, as a percentage of net revenues, decreased by 2.4 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to higher fulfillment expenses in the same period last year following our transition to a new fulfillment center and leverage on higher net revenues.

Marketing expense increased by $4.5 million, or 5.1%, for the year ended December 31, 2025, compared to the prior year and, as a percentage of net revenues, decreased by 1.1 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily driven by lapping of prior year expenses related to our 2024 Olympics campaign, greater efficiency in our marketing spend in 2025 and leverage on higher net revenues.
General and administrative expense decreased by $0.1 million, or 0.1%, for the year ended December 31, 2025, compared to the prior year and, as a percentage of net revenues, decreased by 3.1 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to leverage on higher net revenues and lower stock-based compensation expense, partially offset by increased investment in people, and higher depreciation and amortization expense.
Other Income, Net

	Year ended December 31,		Change
	2025	2024	%
	(in thousands)
Other income, net	$9,060	$12,075	(25.0)%
Other income, net decreased for the year ended December 31, 2025, compared to the prior year, primarily due to a decrease in interest income driven by lower interest rates.
Provision for Income Taxes

	Year ended December 31,		Change
	2025	2024	%
	(in thousands)
Provision for income taxes	$12,957	$11,620	11.5%
Provision for income taxes increased by $1.3 million, or 11.5%, for the year ended December 31, 2025, compared to the prior year, primarily due to an increase in pretax income.
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
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of December 31, 2025 and 2024, respectively, are presented in the following table:

	As of December 31,
	2025	2024
	(in thousands)
Active customers	2,921	2,670

We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding 12-month period divided by the current period active customers. Net revenues per active customer as of December 31, 2025 and 2024, respectively, are presented in the following table:

	As of December 31,
	2025	2024
Net revenues per active customer	$216	$208
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high AOV demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the years ended December 31, 2025 and 2024, respectively, are presented in the following table:

	Year ended December 31,
	2025	2024
Average order value	$120	$113
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

The following table reflects a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP and presents adjusted EBITDA margin with net income margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Year ended December 31,
	2025	2024
	(in thousands, except margin)
Net income	$34,250	$2,720
Add (deduct):
Other income, net	(9,060)	(12,075)
Provision for income taxes	12,957	11,620
Depreciation and amortization expense(1)	9,035	6,694
Stock-based compensation and related expense(2)	27,304	42,837
Adjusted EBITDA(3)	$74,486	$51,796

Net Revenues	$631,098	$555,558
Net income margin(4)	5.4%	0.5%
Adjusted EBITDA Margin	11.8%	9.3%
(1)Excludes amortization of debt issuance costs included in “Other income, net.”
(2)Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3)For the year ended December 31, 2025, reflects $171,000 of stock-based compensation expense and payroll taxes inadvertently not reflected in our previously disclosed Adjusted EBITDA results for the three months ended March 31, 2025.
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

	Year ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$61,170	$81,162
Less: capital expenditures	(8,168)	(17,021)
Free cash flow	$53,002	$64,141
Liquidity and Capital Resources
As of December 31, 2025 and 2024, we had $82.0 million and $85.6 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities and the sale of our capital stock.

In September 2021, we entered into a credit agreement with Bank of America, N.A. (as amended from time to time, the “Credit Agreement”) providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). On November 3, 2025, we entered into a second amendment to the Credit Agreement, which, among other things, extends the maturity date of the 2021 Facility from September 7, 2026 to November 3, 2030 and reduces the annual commitment fee to 0.15% of the unused Revolving Facility (as defined in the Credit Agreement). As of December 31, 2025, we had no outstanding borrowings under the 2021 Facility (other than $8.4 million of outstanding letters of credit) and available borrowings of $91.6 million.
See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the 2021 Facility.
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. During the year ended December 31, 2025, we repurchased 567,607 shares of our Class A common stock for approximately $2.7 million. As of December 31, 2025, we had approximately $52.0 million available for future repurchases under the share repurchase program.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2025	2024
	(in thousands)
Cash flows from operating activities	$61,170	$81,162
Cash flows from investing activities	(63,961)	(94,924)
Cash flows from financing activities	(969)	(44,766)
Effect of foreign currency exchange rate changes on cash and cash equivalents	100	—
Net change in cash, cash equivalents, and restricted cash	$(3,660)	$(58,528)
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities decreased by $20.0 million for the year ended December 31, 2025, compared to the same period last year. We saw a decrease in cash provided from operating activities as a result of the timing of cash payments related to accrued expenses of $55.2 million. In addition, cash provided by operating activities decreased due to higher inventory purchases of $15.5 million and the timing of cash received related to deferred revenue of $3.1 million. The decrease in operating cash flows was partially offset by an increase in our net income, including the impact of non-

cash adjustments, of $15.2 million, the timing of cash payments of accounts payable of $14.1 million, the timing of cash payments of accrued compensation and benefits of $13.1 million, the timing of income tax payments of $3.8 million, the timing of cash payments of prepaid expenses and other current assets of $3.6 million, and the timing of cash received from accounts receivable of $3.6 million.
Investing Activities
Cash flows from investing activities consists of capital expenditures and purchases of investments.
Cash flows from investing activities increased by $31.0 million for the year ended December 31, 2025, compared to the same period last year. The increase in cash flows from investing activities was primarily due to the purchase of equity securities of a privately held company, including transaction costs, of $27.3 million in the prior year, with no comparable activity in the current year. In addition, purchases of property and equipment decreased by $8.9 million and maturities of available-for-sale securities increased by $4.8 million. This was offset by an increase in purchases of available-for-sale securities of $10.0 million.
Financing Activities
Cash flows from financing activities consist primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities increased by $43.8 million as compared to the same period last year. The increase in financing cash flows was primarily due to a decrease in repurchases of Class A common stock of $42.8 million.
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
Other than the determination of returns reserve discussed above, there is not significant judgment required in the determination of performance obligations, allocation of our sales price, or the recognition of revenue. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion.
Stock-Based Compensation
We have granted stock-based awards consisting primarily of stock options and restricted stock units (“RSUs”) to employees, non-employee directors, and consultants.
We measure and recognize stock-based compensation expense for all stock option awards granted to employees and non-employees based on their estimated fair values as of the grant date using the Black-Scholes option-pricing model. Our use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of various assumptions. The following range of assumptions was used to estimate the fair value of options granted during the year ended December 31, 2025:

Risk free interest rate	4.1%
Expected volatility	43%
Expected dividend yield	0%
Expected term (in years)	5.5
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
Inventory
Inventories are stated at the lower of cost and net realizable value. Cost is determined using an average cost method. Cost of inventory includes import duties and other taxes and transport and handling costs. We write down inventory where it appears that the carrying cost of the inventory may not be recovered through subsequent sale of the inventory. We analyze the quantity of inventory on hand, the quantity sold in the past year, the anticipated sales volume, the expected sales price and the cost of making the sale when evaluating the value of our inventory. If the sales volume or sales price of specific products declines, additional write-offs may be required. A hypothetical 10% change in our inventory reserves estimate as of December 31, 2025 would not result in a material impact on our consolidated financial statements.
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
Significant judgment is required in determining our uncertain tax positions. We continuously review issues raised in connection with all ongoing examinations and open tax years to evaluate the adequacy of our tax liabilities. We evaluate uncertain tax positions under a two-step approach. The first step is to evaluate the uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination based on its technical merits. The second step is, for those positions that meet the recognition criteria, to measure the largest amount of benefit that is more than 50% likely of being realized. We believe our recorded tax liabilities are adequate to cover all open tax years based on our assessment. This assessment relies on estimates and assumptions and involves significant judgments about future events. A hypothetical 10% change in our recorded tax liabilities as of December 31, 2025 would not result in a material impact on our consolidated financial statements. To the extent that our view as to the outcome of these matters changes, we will adjust income tax expense in the period in which such determination is made. We classify interest and penalties related to income taxes as income tax expense.
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
Interest Rate Risk
At December 31, 2025, we had cash and cash equivalents of $82.0 million. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.
The 2021 Facility provides us with available borrowings in an amount up to $100.0 million. Because the 2021 Facility bears interest at a variable rate, we will be exposed to market risks relating to changes in interest rates if we have a meaningful outstanding balance. At December 31, 2025, there were no outstanding borrowings under the 2021 Facility.

Foreign Currency Risk
Our net revenues, including from sales to international customers, are primarily denominated in U.S. dollars and are not currently subject to significant foreign currency risk. However, sales by our wholly-owned Canadian subsidiary are denominated in Canadian dollars, and we may choose to transact directly and recognize revenue foreign currencies more broadly in the future as we expand offerings and operations internationally. Certain amounts of our foreign operating expenses are also denominated in the currencies of the countries in which our third-party vendors are located. Changes in the value of foreign currencies relative to the U.S. dollar may affect our net revenues and certain operating expenses.
In addition, most of our products for sale in foreign countries are priced in the country’s local currency based primarily on an applicable currency exchange rate to the U.S. dollar, which we generally review and adjust periodically. To the extent the U.S. dollar strengthens relative to foreign currencies, prices for customers in foreign countries may be more expensive relative to that of competition in those markets and the general purchasing power of customers in foreign countries could be weakened, each of which may adversely affect our demand.
Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our results of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.
Inflation Risk
Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our results of operations. For example higher freight costs have from time to time impacted our gross margin, which we believe is a result of inflation due, in part, to global supply chain disruptions. We continue to monitor the impact of inflation on raw materials, freight, labor, rent and other costs in order to minimize its effects. In addition, ongoing shifts in global trade policy, including sustained elevated U.S. tariff levels and retaliatory measures, could cause future increases in inflation, which we are actively monitoring. A high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general, and administrative expenses as a percentage of net revenue if we are unable, or choose not to, increase the selling prices of our products in proportion with these increased costs.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FIGS, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Auditing of Internal Controls Over Financial Reporting Over Revenue
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognized net revenues of $631.1 million for the year ended December 31, 2025. The Company recognizes revenue at a point in time when it satisfies a performance obligation and transfers control of the products to the respective customers, which occurs when the goods are transferred to a common carrier.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for revenue, which included identifying and testing the Company’s internal controls over the data utilized. We identified and tested the relevant systems used for the determination of initiation, processing, and recording of revenue. We identified and tested management’s controls over the data used to recognize revenue. We also tested management’s controls over the movement of data between the systems used for the recording of revenue transactions in the general ledger. Also, we evaluated the service auditors’ reports on which the Company relies.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of FIGS, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited FIGS, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FIGS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2026

FIGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$81,985	$85,645
Short-term investments	218,863	159,469
Accounts receivable	6,271	8,625
Inventory, net	127,966	115,759
Prepaid expenses and other current assets	12,200	13,268
Total current assets	447,285	382,766
Non-current assets
Property and equipment, net	33,938	35,274
Operating lease right-of-use assets	57,134	50,497
Deferred tax assets	12,187	11,643
Investment in equity securities	27,735	27,534
Other assets	1,717	2,073
Total non-current assets	132,711	127,021
Total assets	$579,996	$509,787
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,187	$9,401
Operating lease liabilities	8,175	10,596
Accrued expenses	20,529	42,316
Accrued compensation and benefits	17,194	5,689
Sales tax payable	4,266	3,705
Gift card liability	12,117	9,604
Deferred revenue	3,990	4,612
Returns reserve	4,171	3,873
Income tax payable	1,894	346
Total current liabilities	90,523	90,142
Non-current liabilities
Operating lease liabilities, non-current	51,829	42,430
Other non-current liabilities	182	83
Total liabilities	142,534	132,655
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 157,559,556 and 154,003,352 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	16	15
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 8,283,641 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of December 31, 2025 and December 31, 2024; zero shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	338,526	312,622
Accumulated other comprehensive income	196	21
Retained earnings	98,724	64,474
Total stockholders’ equity	437,462	377,132
Total liabilities and stockholders’ equity	$579,996	$509,787
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Net revenues	$631,098	$555,558	$545,646
Cost of goods sold	211,259	179,935	168,683
Gross profit	419,839	375,623	376,963
Operating expenses
Selling	145,851	141,909	125,149
Marketing	93,105	88,566	77,094
General and administrative	142,736	142,883	140,675
Total operating expenses	381,692	373,358	342,918
Net income from operations	38,147	2,265	34,045
Other income, net
Interest income	8,748	11,242	6,775
Other income (expense)	312	833	(13)
Total other income, net	9,060	12,075	6,762
Net income before provision for income taxes	47,207	14,340	40,807
Provision for income taxes	12,957	11,620	18,170
Net income	$34,250	$2,720	$22,637
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.21	$0.02	$0.13
Diluted earnings per share	$0.19	$0.02	$0.12
Weighted-average shares outstanding—basic	163,462,072	169,201,983	168,065,721
Weighted-average shares outstanding—diluted	179,486,886	180,102,840	182,412,965
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$34,250	$2,720	$22,637
Other comprehensive income, net of tax
Unrealized gain on short-term investments, net of tax	75	79	5
Foreign currency translation adjustment	100	(63)	—
Total other comprehensive income, net of tax	175	16	5
Total comprehensive income	$34,425	$2,736	$22,642
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2022	159,351,307	$16	7,210,795	$—	$268,606	$39,117	$—	$307,739
Issuance of Class A Common Stock upon vesting of Restricted Stock	2,371,621	—	—	—	—	—	—	—
Issuance of Class B Common Stock upon exchange of Class A Common Stock	(1,072,846)	—	1,072,846	—	—	—	—	—
Restricted Stock surrendered for employees' tax liability	—	—	—	—	(246)	—	—	(246)
Stock-based compensation	—	—	—	—	45,799	—	—	45,799
Stock option exercises and employee stock purchases	807,321	—	—	—	916	—	—	916
Net income	—	—	—	—	—	22,637	—	22,637
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
December 31, 2023	161,457,403	$16	8,283,641	$—	$315,075	$61,754	$5	$376,850
Issuance of Class A Common Stock upon vesting of Restricted Stock	1,602,746	—	—	—	—	—	—	—
Issuance of Class A Common Stock in exchange for services	41,667	—	—	—	250	—	—	250
Repurchases of Class A Common Stock	(9,304,940)	(1)	—	—	(45,814)	—	—	(45,815)
Stock-based compensation	—	—	—	—	42,673	—	—	42,673
Stock option exercises and employee stock purchases	206,476	—	—	—	438	—	—	438
Net income	—	—	—	—	—	2,720	—	2,720
Other comprehensive income, net of tax	—	—	—	—	—	—	16	16
December 31, 2024	154,003,352	$15	8,283,641	$—	$312,622	$64,474	$21	$377,132
Issuance of Class A Common Stock upon vesting of Restricted Stock	3,795,698	1	—	—	—	—	—	1
Repurchases of Class A Common Stock	(567,607)	—	—	—	(2,688)	—	—	(2,688)
Stock-based compensation	—	—	—	—	26,874	—	—	26,874
Stock option exercises and employee stock purchases	328,113	—	—	—	1,718	—	—	1,718
Net income	—	—	—	—	—	34,250	—	34,250
Other comprehensive income, net of tax	—	—	—	—	—	—	175	175
December 31, 2025	157,559,556	$16	8,283,641	$—	$338,526	$98,724	$196	$437,462
The accompanying notes are an integral part of these consolidated financial statements.

FIGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$34,250	$2,720	$22,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,035	6,694	2,942
Deferred income taxes	(544)	6,648	(7,320)
Non-cash operating lease cost	9,996	8,483	2,863
Stock-based compensation	26,874	42,673	45,799
Accretion of discount and accrued interest on available-for-sale securities	(3,727)	(6,499)	(1,678)
Changes in operating assets and liabilities:
Accounts receivable	2,354	(1,219)	(603)
Inventory	(12,207)	3,281	58,936
Prepaid expenses and other current assets	1,068	(2,544)	(572)
Other assets	356	(737)	(79)
Accounts payable	8,757	(5,332)	(6,192)
Accrued expenses	(21,289)	33,950	(18,657)
Accrued compensation and benefits	11,505	(1,623)	3,897
Sales tax payable	561	556	(225)
Gift card liability	2,513	1,364	358
Deferred revenue	(622)	2,452	(626)
Returns reserve	298	884	(469)
Income tax payable	1,548	(2,211)	2,557
Operating lease liabilities	(9,655)	(8,278)	(2,660)
Other non-current liabilities	99	(100)	7
Net cash provided by operating activities	61,170	81,162	100,915
Cash flows from investing activities:
Purchases of property and equipment	(8,168)	(17,021)	(16,348)
Purchases of available-for-sale securities	(256,992)	(246,949)	(150,139)
Maturities of available-for-sale securities	201,400	196,580	49,300
Purchase of investment in equity securities	(201)	(27,534)	—
Net cash used in investing activities	(63,961)	(94,924)	(117,187)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(2,688)	(45,454)	—
Proceeds from stock option exercises and employee stock purchases	1,718	438	916
Tax payments related to net share settlements on restricted stock units	—	—	(246)
Issuance of Class A Common Stock upon vesting of restricted stock	1	—	—
Issuance of Class A Common Stock in exchange for services	—	250	—
Net cash (used in) provided by financing activities	(969)	(44,766)	670
Effect of foreign currency exchange rate changes on cash and cash equivalents	100	—	—
Net decrease in cash and cash equivalents	(3,660)	(58,528)	(15,602)
Cash and cash equivalents, beginning of period	$85,645	$144,173	$159,775
Cash and cash equivalents end of period	$81,985	$85,645	$144,173
Supplemental disclosures:
Cash paid for income taxes, net of refunds received	$8,417	$13,138	$21,100
Property and equipment included in accounts payable and accrued expenses	$67	$536	$453
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company has prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our consolidated financial statements include the accounts of FIGS, Inc. and our wholly-owned subsidiaries, FIGS Canada, Inc. and FIGS Community Hubs, LLC. All intercompany transactions and balances have been eliminated in consolidation.
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
Investment in Equity Securities
The Company holds an investment in equity securities in a privately held company, consisting of equity securities without readily determinable fair values. This investment is recorded at its carrying value, which is cost less impairment, if any, adjusted to fair value upon observable orderly transactions for identical or similar investments of the same issuer. The investment is reviewed periodically for impairment. Any adjustment to the carrying value of this investment, including gains and losses, is recorded in other income, net in the Company’s consolidated statements of operations. Gains and losses on investments in equity securities will be included as an adjustment to reconcile net income to net cash provided by operating activities in the Company’s consolidated statements of cash flows.
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
The Company’s available-for-sale investments in debt securities are carried at fair value with unrealized gains and losses, net of taxes, reported within accumulated other comprehensive income in stockholders’ equity. Available-for-sale debt securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of that difference, if any, is caused by expected credit losses, with any allowance for credit losses recognized as a charge in other expense on the Company’s consolidated statements of operations. The Company did not record any credit losses on its available-for-sale debt securities in any of the periods presented. The Company determines gains or losses on the sale or maturities of short-term investments using the specific identification method and gains or losses are recorded in other income (expense) on the Company’s consolidated statements of operations.
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
Accounts Receivable
Accounts receivable consists of trade accounts receivables relating primarily to the credit card receivables arising from the sale of products to customers through the Company’s digital platforms. Trade accounts receivable is reported net of an allowance for credit losses, which was zero as of December 31, 2025 and 2024. Other receivables generally relate to amounts due to the Company that result from activities that are not related to the direct sale of the Company’s products.
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
The Company’s allowance to write down inventory to the lower of cost or net realizable value was $6.3 million as of December 31, 2025 and not material as of December 31, 2024.
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
Upon the sale or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets, and the resulting gain or loss is reflected in general and administrative expense in the consolidated statements of operations. Maintenance and repairs are charged to the general and administrative expenses in the consolidated statements of operations as incurred, while expenditures for major renewals and betterments that extend the useful life of an asset or provide additional utility are capitalized.
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
Impairment of Long-Lived Assets
The Company tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or group of assets to the future undiscounted cash flows expected to be generated by the asset or asset group. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, the assets are written down to their fair value. No such impairments were recognized for the years ended December 31, 2025, 2024, and 2023.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the consolidated balance sheets was $4.2 million and $3.9 million as of December 31, 2025 and 2024, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $4.6 million during the year ended December 31, 2025 related to the deferred revenue balance that existed at December 31, 2024. The Company recognized revenues of $3.1 million during the year ended December 31, 2025 related to redemptions from the gift card liability balance that existed at December 31, 2024. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company does not have significant contract acquisition costs.
The following table presents the disaggregation of the Company’s net revenues for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
By geography:
United States	$527,466	$474,305	$483,454
Rest of the world	103,632	81,253	62,192
	$631,098	$555,558	$545,646
By product:
Scrubwear	$508,902	$445,112	$439,987
Non-Scrubwear	122,196	110,446	105,659
	$631,098	$555,558	$545,646
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of purchased merchandise and includes import duties and other taxes, freight-in, defective merchandise returned by customers, inventory write-offs and other miscellaneous shrinkage as well as compensation and benefits related to embroidery personnel.
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
The Company measures the fair value of RSUs granted to employees and non-employees based on the fair value of its Class A common stock on the grant date. The Company’s RSU grants vest upon the satisfaction of either a service condition or both a service condition and a performance condition. The service condition is generally satisfied ratably over four years. The performance condition related to the Company’s outstanding performance-based awards was satisfied in connection with the Company’s initial public offering (“IPO”).
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
The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive income in the same manner in which the award recipient’s cash compensation costs are classified. For the years ended December 31, 2025, 2024, and 2023 the Company recorded stock-based compensation expense of $26.9 million, $42.7 million, and $45.8 million, respectively, which are all recorded in general and administrative expense on the consolidated statements of operations.
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
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. We adopted this ASU for our 2025 annual period on a prospective basis, and the additional disclosures did not have a material impact on the Company's consolidated financial statements or the Company's consolidated financial position, results of operations, or cash flows. Refer to Note 12 to our consolidated financial statements.

3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company’s cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$35,710	$—	$—	$35,710
U.S. government securities	136,310	125	—	136,435
Level 2:
Corporate paper	90,701	43	(10)	90,734
Total	$262,721	$168	$(10)	$262,879

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$34,267	$—	$—	$34,267
U.S. government securities	98,716	81	(2)	98,795
Level 2:
Corporate paper	60,669	16	(11)	60,674
Total	$193,652	$97	$(13)	$193,736
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
There have been no cumulative upward adjustments or cumulative downward adjustments to the Investment, including impairment, as of December 31, 2025 and 2024. There were no gains and losses on sale recognized during the years ended December 31, 2025 and 2024. The Investment is accounted for using the measurement alternative; the carrying value of this investment as of December 31, 2025 and 2024 was $27.7 million and $27.5 million, respectively, inclusive of transaction costs.

5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	December 31,
	2025	2024
Trade	$5,352	$6,636
Other	919	1,989
	$6,271	$8,625
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Inventory deposits	$453	$670
Prepaid expenses	7,458	5,724
Prepaid taxes	3,171	5,874
Other	1,118	1,000
	$12,200	$13,268
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Furniture and fixtures	$3,160	$2,204
Office equipment	1,400	1,311
Machinery and equipment	19,391	19,179
Computer equipment	7,787	7,216
Software and website design	15,535	9,985
Leasehold improvements	7,571	5,271
Capital projects in progress	693	2,821
Vehicles	118	109
Total property and equipment	55,655	48,096
Less: accumulated depreciation and amortization	(21,717)	(12,822)
Property and equipment, net	$33,938	$35,274
Depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 on property and equipment was $9.0 million, $6.7 million, and $2.9 million, respectively.

8. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued inventory	$5,972	$27,697
Accrued shipping	6,897	6,087
Accrued selling expenses	347	—
Accrued legal expenses	63	800
Accrued marketing expenses	4,064	4,081
Other accrued expenses	3,186	3,651
	$20,529	$42,316
9. FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. (as amended, from time to time, the “Credit Agreement”) for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions.
On February 27, 2023, the Company entered into a first amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amends the Credit Agreement to replace the London interbank offered rate (“LIBOR”) with a term rate based on the Secured Overnight Financing Rate, together with certain administrative changes to facilitate such replacement.
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
As of December 31, 2025, the Company had letters of credit aggregating to $8.4 million outstanding under the 2021 Facility and available borrowings of $91.6 million. As of December 31, 2025, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) Term SOFR (as defined in the Credit Agreement) plus 1.125% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.125%. The annual interest rate for undrawn amounts of the Revolving Facility (as defined in the Credit Agreement) is 0.175% through November 2, 2025 and, upon entry into the Second Amendment, is 0.15% thereafter. Costs associated with entering into the 2021 Facility were not material.
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million within sales tax payable on the Company’s consolidated balance sheets as of December 31, 2025 and 2024, respectively, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of December 31, 2025 were approximately $73.4 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.

Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying consolidated financial statements.
The putative securities class action filed in November 2022 against the Company and certain of its executive officers and directors in the United States District Court for the Central District of California was dismissed with prejudice by the court in January 2025 with judgment against the plaintiffs entered by the court on February 13, 2025. Plaintiffs have filed a notice of appeal from that dismissal and briefing in the appeal is complete. The related derivative suits against the Company and certain of its executive officers and directors are currently pending.
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
On December 9, 2025, the Company entered into a first amendment (the “First Lease Amendment”) to the lease of its headquarters in Santa Monica, California (the “Building”), dated as of November 26, 2018, which was originally expected to expire by its terms on January 31, 2030. The First Lease Amendment provides, among other things, that the Company will relocate from the ground floor and into a different office space on the fourth floor of the Building and for an extension of the lease term as described therein. The Company accounted for the First Lease Amendment as a lease modification under ASC 842.
The Company had a sublease agreement classified as an operating lease for additional office space, which expired in January 2026.
The operating lease and sublease agreements included in the measurement of lease liabilities do not reflect options to extend or terminate, as the Company does not consider the exercise of these options to be reasonably certain. The Company’s lease and sublease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense for the years ended December 31, 2025, 2024, and 2023 was $13.4 million, $11.6 million, and $4.2 million, respectively. Short-term lease expense for the years ended December 31, 2025 and 2024, and 2023 was $2.3 million, $6.4 million, and $9.2 million, respectively.
Cash payments included in the measurement of operating lease liabilities were $12.7 million for the year ended December 31, 2025. Right of use assets obtained in exchange for operating lease liabilities were $16.6 million for the year ended December 31, 2025.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at December 31, 2025 were as follows:

Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	7.2%

Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at December 31, 2025, were as follows (in thousands):

Year ended December 31,
2026	$11,384
2027	13,452
2028	13,841
2029	10,235
2030	10,537
Thereafter	15,431
Total lease payments	$74,880
Less: Imputed interest	(14,876)
Total lease liabilities	$60,004
12. INCOME TAXES
Net income before provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
United States	$46,523	$14,340	$40,807
Foreign	684	—	—
Net income before provision for income taxes	$47,207	$14,340	$40,807
The components of the Company’s provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Current
Federal	$9,918	$4,369	$20,008
State	2,689	596	5,482
Foreign	894	7	—
Total current provision	13,501	4,972	25,490
Deferred
Federal	(356)	5,705	(5,954)
State	132	943	(1,366)
Foreign	(320)	—	—
Total deferred benefit	(544)	6,648	(7,320)
Provision for income taxes	$12,957	$11,620	$18,170
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% alternative minimum tax on corporations with book income in excess of $1 billion, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The effective date of these provisions was January 1, 2023. During 2025, the Company repurchased shares of its Class A common stock in the amount of $2.7 million. The Company has reviewed the provisions of the law and determined that they did not have a material impact on its consolidated financial statements.
On June 27, 2024, California Senate Bill 167 (“SB 167”) was signed into California law. The tax bill suspends the net operating loss (“NOL”) deduction for tax years beginning on or after January 1, 2024, and before January 1, 2027. The suspension applies to taxpayers with greater than $1 million in net income for the tax year. To the extent that an NOL deduction is denied as a result of this suspension, the allowable carryforward period for the NOL is extended. The Company is not able to offset its net income with NOL in the year ended December 31, 2025.
The following is a reconciliation of the U.S. statutory federal income tax rate to the annual tax rate to our effective tax rate. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025. Prior period disclosures have not been retrospectively adjusted and may not be comparable to the current period presentation under the new standard.

	Year ended December 31, 2025
	Amount	Percent
	(in thousands)
Tax expense at U.S. statutory state	$9,911	21.0%
State and local income taxes, net of federal income tax effect(1)	2,465	5.2
Foreign tax effects	96	0.2
Tax credits	(330)	(0.7)
Nontaxable or nondeductible items
Inventory donation	(1,053)	(2.2)
Stock-based compensation	1,974	4.2
Other	106	0.2
Changes in unrecognized tax benefits	99	0.2
Other adjustments	(311)	(0.7)
Total	$12,957	27.4%
(1)State taxes in California, New York State and New York City, New Jersey, and Texas contributed to the majority (greater than 50%) of the tax effect in this category.
A reconciliation of the U.S. statutory federal income tax rate to the Company's annual tax rates for the years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Tax expense at U.S. statutory rate	21.0%	21.0%
State tax expense, net of federal benefit	4.7	4.4
Non-deductible expenses	(8.2)	(2.0)
Stock-based compensation	62.3	9.7
Excess compensation limitations	5.5	10.7
R&D tax credit benefit	(0.4)	—
Uncertain tax positions	(0.7)	—
Income tax refund	(6.3)	—
Provision to return true up	0.6	—
Other	2.5	0.7
Provision for income taxes	81.0%	44.5%
The Company’s effective tax rate for the years ended December 31, 2025, 2024, and 2023 was 27.4%, 81.0%, and 44.5%, respectively. The Company’s effective tax rate in each of 2025, 2024, and 2023 is higher than the federal statutory tax rate mainly due to state tax expense and permanent disallowance of certain stock-based compensation for tax purposes.

A summary of cash paid for income taxes, net of refunds, was as follows (in thousands):

Year ended December 31, 2025
Federal	$7,132
State	1,256
Foreign	29
Total income taxes paid	$8,417
Significant components of deferred tax balances were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating losses	$276	$305
Uniform capitalization adjustment to inventory	5,885	6,939
Stock-based compensation	1,834	3,307
Accrued compensation and benefits	3,566	968
Lease liability	14,812	13,151
Inventory reserve	2,730	1,532
Returns reserve	1,034	968
Sales tax accrual	374	370
Other	1,498	1,111
Total deferred tax assets	32,009	28,651
Less: valuation allowance	—	—
Total net deferred tax assets	32,009	28,651
Deferred tax liabilities
Property and equipment	(5,699)	(4,394)
Right-of-use asset	(14,123)	(12,614)
Total deferred tax liabilities	(19,822)	(17,008)
Net deferred tax assets	$12,187	$11,643
As of December 31, 2025, the Company had available federal NOL carryforwards of approximately $1.0 million, which begin to expire in 2035. The Company also had available California NOL carryforwards of approximately $1.1 million as of December 31, 2025, which begin to expire in 2035. The usage of the Company’s federal and California NOL carryforwards is subject to the limitations imposed by Section 382 of the Internal Revenue Code. Further, the Company’s California NOL was suspended in 2021. The tax years ending December 31, 2022, through December 31, 2024 remain open and subject to audit by the Internal Revenue Service. The tax years ended December 31, 2021, through December 31, 2024, remain open and subject to audit by state tax authorities.
As of December 31, 2025 and 2024, the Company had $0.2 million and $0.1 million of uncertain tax positions, respectively, excluding interest and penalties. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as income tax expense. During the years ended December 31, 2025, 2024, and 2023 interest and penalties were immaterial.
The following table summarizes the activity related to our uncertain tax positions during the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Beginning balance of uncertain tax positions	$78	$167
Increases related to current year tax positions	155	10
Increases related to prior year tax positions	—	18
Changes due to lapse of statute of limitations	(50)	(117)
Ending balance of uncertain tax positions	$183	$78
Uncertain tax positions were not material in the year ended December 31, 2023.
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
As of December 31, 2025, the number of shares available for issuance under the 2021 Plan and ESPP were 6,229,832 and 3,034,713, respectively.
Stock Option Valuation
The assumptions that the Company used to determine the grant date fair value of stock options granted were as follows, presented on a weighted-average basis:

	December 31,
	2025	2024	2023
Risk free interest rate	4.1%	4.0%	3.6%
Expected volatility	43%	41%	40%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.50	6.25	6.25
A summary of stock option activity under the 2016 Plan and 2021 Plan, is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	39,636,645	$5.45	5.21	$81
Granted	5,441,251	6.21
Exercised	(258,017)	5.66
Forfeited	(7,027,934)	13.34
Outstanding at December 31, 2025	37,791,945	$4.09	4.34	$275

Exercisable at December 31, 2025	33,312,136	$3.76	4.06	$253
During the year ended December 31, 2025, the Company repriced, on a one-for-one basis, certain fully vested outstanding stock options to purchase shares of the Company’s Class A common stock (the “Repricings”). The Repricings were accounted for as modifications under ASC 718 and the resulting incremental stock-based compensation expense was not material for the year ended December 31, 2025.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s Class A common stock for those stock options that had exercise prices lower than the fair value of the Class A common stock as of the end of the period. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $0.5 million, $0.6 million, and $5.6 million, respectively.
The weighted-average grant date fair values per share of the Company’s stock options granted during the years ended December 31, 2025, 2024, and 2023 was $0.77, $2.89, and $3.35, respectively. The grant date fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023 was $7.9 million, $22.5 million, and $27.3 million, respectively.
As of December 31, 2025, total unrecognized compensation cost related to unvested stock option awards was $3.7 million, to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
The fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 were $27.5 million, $9.2 million, and $17.4 million respectively.
As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was $38.5 million, to be recognized over a weighted-average period of 2.6 years.
A summary of RSU activity under the 2016 Plan and 2021 Plan is as follows:

	Number of Shares	Weighted average grant date fair value per share
Unvested restricted stock units at December 31, 2024	8,163,662	$5.11
Granted	4,434,067	5.57
Vested	(3,795,698)	4.54
Forfeited	(962,126)	6.36
Unvested restricted stock units at December 31, 2025	7,839,905	$5.49
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of Basic EPS and Diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the years ended December 31, 2025, 2024, and 2023 (in thousands, except share and per share amounts).

	Year ended December 31,
	2025	2024	2023
Numerator:
Net income	$34,250	$2,720	$22,637
Denominator:
Weighted-average shares—basic	163,462,072	169,201,983	168,065,721
Effect of dilutive stock options	13,451,148	10,359,317	13,502,538
Effect of dilutive restricted stock units	2,573,666	541,540	844,705
Weighted-average shares—diluted	179,486,886	180,102,840	182,412,965
Earnings per share:
Basic earnings per share	$0.21	$0.02	$0.13
Effect of dilutive stock options and restricted stock units	(0.02)	—	(0.01)
Diluted earnings per share	$0.19	$0.02	$0.12
The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the years ended December 31, 2025, 2024, and 2023 because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2025	2024	2023
Stock options to purchase common stock	5,887,034	21,480,801	11,219,739
Restricted stock units	108,112	1,637,740	2,278,137
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

The CODM assesses performance for the single reportable segment and decides how to allocate resources based on net income as reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the single reportable segment for marketing, selling, and general and administrative expenses or to invest in other strategies, such as for acquisitions. The Company currently derives revenue primarily in the United States, and manages its business activities on a consolidated basis.

Significant segment expenses regularly reviewed by the CODM are those included on the Company's consolidated statements of operations, including selling, marketing, and general and administrative expenses.
16. RELATED PARTY TRANSACTIONS
In November 2024, the Company purchased 27,454,727 shares of OOG, Inc.’s (“OOG”) Series A-1 Preferred Stock for an aggregate price of $25.0 million in cash, representing a minority interest in OOG. Heather Hasson, Executive Chairman of the Board, is founder and Chief Executive Officer of OOG. The Company agreed to work in good faith to consummate a commercial agreement between the parties at a future date memorializing certain commercial rights and benefits.
In November 2024, the Company entered into a Purchase Order Agreement with Baron Capital Management, Inc. (“BCM”), a subsidiary of Baron Capital Group, Inc. (“BCG”), pursuant to which BCM purchased from the Company certain FIGS products in connection with BCG’s 2024 annual conference, for an aggregate purchase price of $1.0 million. BCG is a beneficial owner of greater than 5% of the Company's outstanding Class A common stock.
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
In February 2025, the Company established the FIGS Awesome Humans Foundation (the “Foundation”), a 501(c)(3) public charity. In the year ended December 31, 2025, the Company donated $0.3 million to the Foundation, the amounts of which are included in general and administrative expenses for the year ended December 31, 2025.
In November 2025, the Company entered into a Purchase Order Agreement with BAMCO, pursuant to which BAMCO purchased from the Company certain FIGS products in connection with BCG’s 2025 annual conference, for an aggregate purchase price of $0.9 million. In the year ended December 31, 2025, the Company sold a total of $1.0 million of certain FIGS products to affiliates of BCG, the amounts of which are included in net revenues for the year ended December 31, 2025.
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
During the year ended December 31, 2025, share repurchases totaled 567,607 shares of Class A common stock for approximately $2.7 million. As of December 31, 2025, the Company had approximately $52.0 million available for future repurchases of its Class A common stock under the share repurchase program.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information.
Insider Trading Arrangements and Policies

(a) None.

(b) During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Directors
The following table presents information concerning our board of directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	44	Director, Co-Founder and Executive Chairman
Catherine Spear	42	Director, Co-Founder and Chief Executive Officer
Sheila Antrum	67	Director
Jerry Jao	42	Director
Kenneth Lin	50	Director
Mario Marte	50	Director
Melanie Whelan	48	Director
Jeffrey Wilke	59	Director
J. Martin Willhite	55	Director
The following are brief biographies describing the backgrounds of our directors.
Heather Hasson
Ms. Hasson co-founded our company and currently serves as the Executive Chairman of our board of directors, having previously served as our Co-Chief Executive Officer until August 2022. Ms. Hasson also currently serves as the Chief Executive Officer and as a member of the board of directors of OOG, Inc., a healthcare education technology company. Prior to co-founding FIGS, Ms. Hasson was an entrepreneur, having served as founder and CEO of Heather Hasson bags, a high-end bag line, and FIGS Ties, a tie and scarf company. From 2021 to 2023, Ms. Hasson also served as a member of the board of directors of G Squared Ascend I Inc. and G Squared Ascend II Inc., two special purpose acquisition companies. Since January 2020, Ms. Hasson has also served as a member of the board of directors of RxArt, a non-profit whose mission is to help children heal through the extraordinary power of visual art. Ms. Hasson holds a B.A. in Political Science from the University of Wisconsin-Madison. We believe that Ms. Hasson is qualified to serve as a member of our board of directors based on her experience in the apparel industry and the knowledge of our company she brings as our co-founder and Executive Chairman.
Catherine Spear
Ms. Spear co-founded our company and serves as our Chief Executive Officer and as a member of our board of directors. Prior to co-founding FIGS, Ms. Spear served as an associate at the Blackstone Group Inc., a leading global alternative investment business, in the firm’s hedge fund group. Ms. Spear began her career at Citigroup Global Markets Inc., where she spent four years in its investment banking and private equity divisions. Since February 2024, Ms. Spear has served as a member of the board of directors and audit committee of Amer Sports, Inc., a global group of sports and outdoor brands, including Arc'teryx, Salomon and Wilson. From August 2020 to July 2021, Ms. Spear also served as a member of the board of directors of One, a special purpose acquisition company. Ms. Spear holds a B.A. in Economics from Tufts University and an M.B.A. from Harvard Business School. She was also selected to join the Aspen Institute’s Henry Crown Fellows in 2018. We believe that Ms. Spear is qualified to serve as a member of our board of directors based on the perspective and experience she brings as our co-founder and Chief Executive Officer.
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

Jerry Jao
Mr. Jao has served as a member of our board of directors since April 2025. Since February 2026, Mr. Jao has served as the Chief Executive Officer of Employ, Inc., a global provider of intelligent hiring and talent management solutions. Before that, from August 2020 to January 2026, Mr. Jao served as SVP and GM at Constant Contact, Inc., a global provider of digital marketing solutions. Mr. Jao served as Chief Executive Officer of Retention Science, the AI-powered personalization and marketing SaaS company that he founded, from January 2013 until it was acquired by Constant Contact in August 2020. Earlier in his career, he served as an Engagement Manager at KPMG LLP and an Analyst at Morgan Stanley. Mr. Jao holds a B.S. from the Haas School of Business at the University of California, Berkeley. We believe that Mr. Jao is qualified to serve as a member of our board of directors due to his extensive marketing, technology and finance expertise.
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
Melanie Whelan
Ms. Whelan has served as a member of our board of directors since January 2025. Ms. Whelan has served as Advisory Partner at Summit, a growth equity investment firm, since January 2025. Before that from June 2020 to December 2024, Ms. Whelan served as Managing Director at Summit Partners, and from January to June 2020, as an Executive in Residence. Previously, from June 2015 to November 2019, Ms. Whelan served as Chief Executive Officer of SoulCycle Inc., an indoor cycling fitness company, and before that as Chief Operating Officer from April 2012 until May 2015. Prior to joining SoulCycle, from January 2007 to April 2012, Ms. Whelan was Vice President of Business Development at Equinox Holdings, Inc., a luxury fitness company. Prior to Equinox, she also held leadership positions with Virgin Management, where she was on the founding team of Virgin America, and with Starwood Hotels & Resorts, a hospitality company. Ms. Whelan also previously served on the board of directors of Chegg, Inc., an education technology company, from June 2019 to June 2025, and has served on the Board of Trustees of Southern New Hampshire University since 2020. Ms. Whelan holds a B.A. in Engineering and Economics from Brown University. We believe that Ms. Whelan is qualified to serve as a member of our board of directors based on her extensive experience in business operations, international growth and consumer marketing.
Jeffrey Wilke
Mr. Wilke has served as a member of our board of directors since April 2022. Since March 2021, Mr. Wilke has served as Chairman of the board of directors of Re:Build Manufacturing, a privately-held industrial manufacturing group that provides manufacturing solutions. Before that, from 1999 through 2021, Mr. Wilke served in various senior executive roles at Amazon.com, Inc., including CEO of Worldwide Consumer, from April 2016 to March 2021, Senior Vice President, Consumer Business, from February 2012 until April 2016, and as Senior Vice President, North America Retail, from January 2007 until February 2012. Prior to Amazon.com, Mr. Wilke held executive positions at AlliedSignal (now Honeywell International Inc), an aerospace firm. He began his career writing code and managing software development projects at Andersen Consulting (now Accenture plc), a consulting firm. Mr. Wilke holds a B.S.E. in Chemical Engineering from Princeton University and an M.S. in Chemical Engineering and M.B.A. from Massachusetts Institute of Technology. We believe that Mr. Wilke is qualified to serve as a member of our board of directors based on his broad leadership experience in the direct to consumer, supply chain, logistics and technology industries.
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
Information about our Executive Officers
The following table presents information concerning our executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Heather Hasson	44	Director, Co-Founder and Executive Chairman
Catherine Spear	42	Director, Co-Founder and Chief Executive Officer
Sarah Oughtred	44	Chief Financial Officer
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
The remaining information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2025)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)					9,264,545	(2)
Restricted Stock Units	7,839,905	(3)	—		—
Options to Purchase Class A Common Stock	37,791,945	(4)	$4.09	(5)	—
Equity compensation plans not approved by security holders	—		—		—
Total	45,631,850		$4.09		9,264,545
(1)Consists of the Amended 2016 Equity Incentive Plan (the “2016 Plan”), 2021 Equity Incentive Award Plan (the “2021 Plan”), and 2021 Employee Stock Purchase Plan (the “ESPP”).
(2)The number of shares authorized under our 2021 Plan increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) a number of Shares (as defined in the 2021 Plan) such that the aggregate number of Shares available for grant under the 2021 Plan immediately following such increase shall equal 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year, and (B) such lesser number of Shares as determined by our board of directors. The number of shares authorized under our ESPP increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 1% of the shares of Class A common stock and Class B common stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of Shares (as defined in the ESPP) as determined by our board of directors. The maximum number of shares of Class A common stock subject to issuance pursuant to our ESPP offering period outstanding as of December 31, 2025 is 690,000.
(3)Consists of 7,839,905 shares of Class A common stock subject to outstanding restricted stock units under the 2021 Plan. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan.

(4)Consists of 31,635,084 and 6,156,861 outstanding options to purchase Class A common stock under the 2016 Plan and 2021 Plan, respectively. Following the effectiveness of the 2021 Plan, no further grants were permitted to be made under the 2016 Plan, though existing option awards remain outstanding.
(5)As of December 31, 2025, the weighted-average exercise price of outstanding options was $4.09.
The remaining information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

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
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K.

Exhibit Index

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	10-K	001-40448	3.1	2/28/2023
3.2	Amended and Restated Bylaws of FIGS, Inc.	10-K	001-40448	3.2	2/28/2023
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
4.3	Description of the Registrant's Securities	10-K	001-40448	4.3	2/27/2025
10.1	Credit Agreement dated September 7, 2021 between the Company and Bank of America, N.A.	8-K	001-40448	10.1	9/10/2021
10.1.1	First Amendment to Credit Agreement, dated February 27, 2023, between the Company and Bank of America, N.A.	10-K	001-40448	10.1.1	2/28/2023
10.1.2	Second Amendment to Credit Agreement, dated November 3, 2025, between the Company and Bank of America, N.A.	10-Q	001-40448	10.1	11/6/2025
10.2	Form of Indemnification Agreement between FIGS, Inc. and its directors and officers.	S-1	333-255797	10.1	5/5/2021
10.3#	2021 Equity Incentive Award Plan.	10-K	001-40448	10.3	2/28/2023
10.4#	Form of Stock Option Grant Notice and Agreement under 2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.6	5/20/2021
10.5#	Form of Restricted Stock Unit Grant Notice and Agreement under 2021 Equity Incentive Award Plan.	S-1/A	333-255797	10.7	5/20/2021
10.6#	2021 Employee Stock Purchase Plan.	10-K	001-40448	10.6	2/28/2023
10.6.1#	2021 Employee Stock Purchase Plan Sub-Plan for Canadian Participants	10-K	001-40448	10.6.1	2/27/2025
10.7#	Second Amended and Restated Employment Agreement by and between FIGS, Inc. and Heather Hasson, effective August 4, 2022.	8-K	001-40448	10.1	8/4/2022
10.8#	Amended and Restated Employment Agreement by and between FIGS, Inc. and Catherine Spear.	10-K	001-40448	10.8	2/28/2023
10.9#	Non-Employee Director Compensation Program.					*
10.10#	Voting Agreement by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC and certain related entities.	10-K	001-40448	10.10	2/28/2023
10.10.1#	Amendment and Joinder to Voting Agreement, by and among FIGS, Inc., Heather Hasson, Catherine Spear, Tulco, LLC, Thomas Tull and certain related persons and trusts.	8-K	001-40448	10.1	3/23/2022
10.11#	Equity Award Exchange Right Agreement between FIGS, Inc. and each of Heather Hasson and Catherine Spear.	10-K	001-40448	10.11	2/28/2023
10.12#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Heather Hasson, dated February 22, 2018.	S-1/A	333-255797	10.15	5/20/2021
10.13#	Cash Sale Bonus Letter Agreement by and between FIGS, Inc. and Catherine Spear, dated February 22, 2018.	S-1/A	333-255797	10.16	5/20/2021
10.14	Office Lease by and between FIGS, Inc. and 2834 Colorado Avenue, LLC, dated November 26, 2018.	S-1	333-255797	10.10	5/5/2021
10.14.1†	First Amendment to Office Lease by and between FIGS, Inc. and 2834 Colorado Avenue, LLC, dated December 9, 2025.					*
10.15#	FIGS, Inc. Amended 2016 Equity Incentive Plan.	S-8	333-256585	99.1	5/28/2021
10.16#	Form of Stock Option Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.3	5/5/2021
10.17#	Form of Founders Restricted Stock Unit Grant Notice and Agreement under 2016 Equity Incentive Plan.	S-1	333-255797	10.4	5/5/2021
10.18#	Employment Agreement by and between FIGS, Inc. and Sarah Oughtred	10-Q	001-40448	10.2	8/8/2024
10.19†	Series A Preferred Stock Purchase Agreement, by and between OOG, Inc. and FIGS, Inc.	10-K	001-40448	10.21	2/27/2025
10.20	Stockholders Agreement, by and among FIGS, Inc., Baron Capital Management, Inc. and BAMCO, Inc., dated as of February 26, 2025.	10-K	001-40448	10.22	2/27/2025
19.1	FIGS, Inc. Amended and Restated Insider Trading Compliance Policy	10-K	001-40448	19.1	2/27/2025
21.1	List of Subsidiaries of FIGS, Inc.	10-K	001-40448	21.1	2/28/2023
23.1	Consent of Ernst & Young, LLP.					*
24.1	Power of Attorney (included on signature page).					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-40448	97.1	2/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan
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

FIGS, INC.

Date: February 26, 2026	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
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

Signature	Title	Date

/s/ Catherine Spear	Chief Executive Officer and Director	February 26, 2026
Catherine Spear	(Principal Executive Officer)

/s/ Sarah Oughtred	Chief Financial Officer	February 26, 2026
Sarah Oughtred	(Principal Financial and Accounting Officer)

/s/ Heather Hasson	Executive Chairman	February 26, 2026
Heather Hasson

/s/ Sheila Antrum	Director	February 26, 2026
Sheila Antrum

/s/ Jerry Jao	Director	February 26, 2026
Jerry Jao

/s/ Kenneth Lin	Director	February 26, 2026
Kenneth Lin

/s/ Mario Marte	Director	February 26, 2026
Mario Marte

/s/ Melanie Whelan	Director	February 26, 2026
Melanie Whelan

/s/ Jeffrey Wilke	Director	February 26, 2026
Jeffrey Wilke

/s/ J. Martin Willhite	Director	February 26, 2026
J. Martin Willhite