Form 10-Q
period 2026-03-31
FIGS, Inc.
filed 2026-05-07
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number 001-40448
FIGS, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2005653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2834 Colorado Avenue, Suite 400 Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)
(424) 300-8330
(Registrant’s telephone number, including area code)
2834 Colorado Avenue, Suite 100, Santa Monica, CA 90404
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 158,763,612 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges as a result of the conflict in the Middle East and otherwise; demand for our products; our expectations regarding the opening and success of retail stores; our plans regarding international expansion and our TEAMS business; our supply chain strategy, sourcing capabilities and manufacturing base; product innovation; our fulfillment center; our plans to open additional fulfillment facilities in the future; the impact of international conflicts on our business; the impact of a future port-worker strike on our business; the impact of tariffs, trade policies and tax laws on our business, including on our gross margin; our efforts to mitigate the impact of tariffs and trade policies on our business; our use of artificial intelligence; the impact of future laws, regulations and executive orders on our business; our plans for the use of artificial intelligence; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FIGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$74,304	$81,985
Short-term investments	202,724	218,863
Accounts receivable	5,240	6,271
Inventory, net	139,382	127,966
Prepaid expenses and other current assets	10,538	12,200
Total current assets	432,188	447,285
Non-current assets
Property and equipment, net	33,144	33,938
Operating lease right-of-use assets	56,544	57,134
Deferred tax assets	12,181	12,187
Investment in equity securities	27,735	27,735
Other assets	1,650	1,717
Total non-current assets	131,254	132,711
Total assets	$563,442	$579,996
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,775	$18,187
Operating lease liabilities	8,265	8,175
Accrued expenses	35,664	20,529
Accrued compensation and benefits	4,853	17,194
Sales tax payable	4,927	4,266
Gift card liability	11,754	12,117
Deferred revenue	1,704	3,990
Returns reserve	3,958	4,171
Income tax payable	1,303	1,894
Total current liabilities	80,203	90,523
Non-current liabilities
Operating lease liabilities, non-current	52,336	51,829
Other non-current liabilities	263	182
Total liabilities	132,802	142,534
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 158,451,583 and 157,559,556 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	16
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 8,283,641 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025; zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	325,715	338,526
Accumulated other comprehensive income (loss)	(103)	196
Retained earnings	105,012	98,724
Total stockholders’ equity	430,640	437,462
Total liabilities and stockholders’ equity	$563,442	$579,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net revenues	$159,902	$124,901
Cost of goods sold	51,604	40,442
Gross profit	108,298	84,459
Operating expenses
Selling	36,439	32,678
Marketing	29,493	18,156
General and administrative	37,883	33,836
Total operating expenses	103,815	84,670
Net income (loss) from operations	4,483	(211)
Other income, net
Interest income	2,239	2,076
Other expense	(277)	(1)
Total other income, net	1,962	2,075
Net income before provision for income taxes	6,445	1,864
Provision for income taxes	157	1,966
Net income (loss)	$6,288	$(102)
Earnings attributable to Class A and Class B common stockholders
Basic earnings (loss) per share	$0.04	$—
Diluted earnings (loss) per share	$0.03	$—
Weighted-average shares outstanding—basic	166,460,085	162,465,988
Weighted-average shares outstanding—diluted	196,090,295	162,465,988
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net income (loss)	$6,288	$(102)
Other comprehensive loss, net of tax
Unrealized loss on short-term investments, net of tax	(252)	(52)
Net gains realized on short-term investments and included in net income	(32)	—
Foreign currency translation adjustment	(15)	7
Total other comprehensive loss, net of tax	(299)	(45)
Total comprehensive income (loss)	$5,989	$(147)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	154,003,352	$15	8,283,641	$—	$312,622	$21	$64,474	$377,132
Issuance of Class A Common Stock upon vesting of Restricted Stock	634,937	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(567,607)	—	—	—	(2,688)	—	—	(2,688)
Stock-based compensation	—	—	—	—	7,239	—	—	7,239
Stock option exercises	169	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(102)	(102)
Other comprehensive loss, net of tax	—	—	—	—	—	(45)	—	(45)
March 31, 2025	154,070,851	$15	8,283,641	$—	$317,173	$(24)	$64,372	$381,536

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	157,559,556	$16	8,283,641	$—	$338,526	$196	$98,724	$437,462
Issuance of Class A Common Stock upon vesting of Restricted Stock	813,633	—	—	—	—	—	—	—
Stock options surrendered for employees’ tax liability	—	—	—	—	(9,758)	—	—	(9,758)
Repurchases of Class A Common Stock	(571,592)	—	—	—	(8,799)	—	—	(8,799)
Stock-based compensation	—	—	—	—	5,451	—	—	5,451
Stock option exercises	649,986	—	—	—	295	—	—	295
Net income	—	—	—	—	—	—	6,288	6,288
Other comprehensive loss, net of tax	—	—	—	—	—	(299)	—	(299)
March 31, 2026	158,451,583	$16	8,283,641	$—	$325,715	$(103)	$105,012	$430,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$6,288	$(102)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,411	1,999
Deferred income taxes	6	995
Non-cash operating lease cost	2,391	2,303
Stock-based compensation	5,451	7,239
Accretion of discount and accrued interest on available-for-sale securities	(337)	(1,113)
Realized gains on available-for-sale securities	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	1,031	2,078
Inventory	(11,416)	(15,818)
Prepaid expenses and other current assets	1,662	2,899
Other assets	67	166
Accounts payable	(10,600)	1,303
Accrued expenses	15,130	12,406
Accrued compensation and benefits	(12,341)	(618)
Sales tax payable	661	51
Gift card liability	(363)	(299)
Deferred revenue	(2,286)	(2,653)
Returns reserve	(213)	(172)
Income tax payable	(591)	272
Operating lease liabilities	(1,204)	(1,701)
Other non-current liabilities	81	—
Net cash (used in) provided by operating activities	(3,204)	9,235
Cash flows from investing activities:
Purchases of property and equipment	(2,424)	(1,310)
Purchases of available-for-sale securities	(105,452)	(54,624)
Maturities and sales of available-for-sale securities	121,676	53,951
Purchase of investment in equity securities	—	(201)
Net cash (used in) provided by investing activities	13,800	(2,184)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(8,799)	(2,688)
Proceeds from stock option exercises and employee stock purchases	295	—
Payments for taxes related to net share settlement of equity awards	(9,758)	—
Net cash used in financing activities	(18,262)	(2,688)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(15)	—
Net increase (decrease) in cash and cash equivalents	(7,681)	4,363
Cash and cash equivalents, beginning of period	$81,985	$85,645
Cash and cash equivalents end of period	$74,304	$90,008
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$260	$70
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company has prepared the accompanying condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of FIGS, Inc. and its wholly-owned subsidiaries, FIGS Canada, Inc. and FIGS Community Hubs, LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on December 31. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements and accompanying notes have been condensed or omitted in these accompanying interim condensed consolidated financial statements and footnotes. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026.
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
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
Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired inventory. Excess and obsolete inventory is charged to cost of goods sold on the Company's condensed consolidated statements of operations.

The Company’s allowance to write down inventory to the lower of cost or net realizable value was not material as of March 31, 2026 and 2025.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the condensed consolidated balance sheets was $4.0 million and $4.2 million as of March 31, 2026 and December 31, 2025, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $3.9 million during the three months ended March 31, 2026 related to the deferred revenue balance that existed at December 31, 2025. The Company recognized revenues of $2.0 million during the three months ended March 31, 2026 related to redemptions from the gift card liability balance that existed at December 31, 2025. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
By geography:
United States	$131,593	$106,019
Rest of the world	28,309	18,882
	$159,902	$124,901
By product:
Scrubwear	$126,643	$99,569
Non-Scrubwear	33,259	25,332
	$159,902	$124,901
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
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$29,257	$—	$—	$29,257
U.S. government securities	130,598	17	(57)	130,558
Level 2:
Corporate paper	85,202	3	(89)	85,116
Total	$245,057	$20	$(146)	$244,931

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$35,710	$—	$—	$35,710
U.S. government securities	136,310	125	—	136,435
Level 2:
Corporate paper	90,701	43	(10)	90,734
Total	$262,721	$168	$(10)	$262,879
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
There have been no cumulative upward adjustments or cumulative downward adjustments to the Investment, including impairment, as of March 31, 2026 and December 31, 2025. There were no gains and losses on sales recognized during the three months ended March 31, 2026 and 2025. The Investment is accounted for using the measurement alternative; the carrying value of this investment as of March 31, 2026 and December 31, 2025 was $27.7 million, inclusive of transaction costs.
5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade	$4,016	$5,352
Other	1,224	919
	$5,240	$6,271
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Inventory deposits	$604	$453
Prepaid expenses	5,740	7,458
Prepaid taxes	3,119	3,171
Other	1,075	1,118
	$10,538	$12,200

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Furniture and fixtures	$3,169	$3,160
Office equipment	1,404	1,400
Machinery and equipment	19,585	19,391
Computer equipment	7,811	7,787
Software and website design	17,004	15,535
Leasehold improvements	8,163	7,571
Capital projects in progress	1,018	693
Vehicles	118	118
Total property and equipment	58,272	55,655
Less: accumulated depreciation and amortization	(25,128)	(21,717)
Property and equipment, net	$33,144	$33,938
Depreciation and amortization expense for three months ended March 31, 2026 and 2025 on property and equipment was $3.4 million and $2.0 million, respectively.
8. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued inventory	$23,258	$5,972
Accrued shipping	3,124	6,897
Accrued selling expenses	245	347
Accrued legal expenses	108	63
Accrued marketing expenses	6,345	4,064
Other accrued expenses	2,584	3,186
	$35,664	$20,529
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
On February 27, 2023, the Company entered into a first amendment (the “First Amendment”) to the Credit Agreement. The First Amendment amends the Credit Agreement to replace the London interbank offered rate with a term rate based on the Secured Overnight Financing Rate (“SOFR”), together with certain administrative changes to facilitate such replacement.
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

As of March 31, 2026, the Company had letters of credit aggregating to $8.4 million outstanding under the 2021 Facility and available borrowings of $91.6 million. As of March 31, 2026, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) Term SOFR (as defined in the Credit Agreement) plus 1.125% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.125%. The annual interest rate for undrawn amounts of the Revolving Facility (as defined in the Credit Agreement) is 0.175% through November 2, 2025 and, upon entry into the Second Amendment, is 0.15% thereafter. Costs associated with entering into the 2021 Facility were not material.
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million within sales tax payable on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of March 31, 2026 were approximately $55.9 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
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
For the three months ended March 31, 2026 and 2025, the Company's effective tax rate was 2.4% and 105.5%, respectively. The Company’s effective tax rate ended March 31, 2026 differed from the U.S. statutory tax rate primarily due to a tax benefit related to stock-based compensation, partially offset by limitations on the deductibility of officer compensation. The Company's effective tax rate for three months ended March 31, 2025 differed from the U.S. statutory tax rate primarily due to state taxes and limitations on the deductibility of officer compensation.
For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $0.2 million and $2.0 million, respectively.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of Basic EPS and Diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts).

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss)	$6,288	$(102)
Denominator:
Weighted-average shares—basic	166,460,085	162,465,988
Effect of dilutive stock options	25,064,272	—
Effect of dilutive restricted stock units	4,565,938	—
Weighted-average shares—diluted	196,090,295	162,465,988
Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$—
Effect of dilutive stock options and restricted stock units	(0.01)	—
Diluted earnings (loss) per share	$0.03	$—
The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the three months ended March 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2026	2025
Stock options to purchase common stock	3,091	17,784,006
Restricted stock units	649,379	1,752,209
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

14. RELATED PARTY TRANSACTIONS
In January 2025, the Company entered into a binding term sheet with Baron Capital Management, Inc. (“BCM”) and BAMCO, Inc. (“BAMCO” and, together with BCM, “Baron”), a subsidiary of Baron Capital Group, Inc. (“BCG”), pursuant to which the Company and Baron memorialized certain terms to be set forth in a stockholders agreement, relating to the purchase, transfer, registration and voting rights of certain of the Company's securities owned by Baron and its affiliates. In February 2025, the Company entered into the stockholders agreement with Baron that was further amended in March 2026. BCG and its affiliates are beneficial owners of greater than 5% of the Company's outstanding Class A common stock.
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
During the three months ended March 31, 2026, share repurchases totaled 571,592 shares of Class A common stock for approximately $8.8 million, which were retired. As of March 31, 2026, the Company had approximately $43.2 million available for future repurchases of its Class A common stock under the share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “2025 Annual Report on Form 10-K”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “FIGS,” the “Company,” “we,” “our” or “us” refer to FIGS, Inc. and its consolidated subsidiaries.
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
At March 31, 2026, we had approximately 3.0 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three months ended March 31, 2026, we had the following results compared to the comparable period in 2025:
◦Expanded our community of active customers by 12.2% from approximately 2.7 million at March 31, 2025 to approximately 3.0 million at March 31, 2026;
◦Net revenues increased from $124.9 million to $159.9 million in the three months ended March 31, 2026 representing 28.0% year-over-year growth;
◦Gross margin increased 0.1 percentage points from 67.6% to 67.7% in the three months ended March 31, 2026;
◦Net income (loss) increased from $(0.1) million to $6.3 million in the three months ended March 31, 2026;

◦Net income (loss) margin increased from (0.1)% to 3.9% in the three months ended March 31, 2026;
◦Adjusted EBITDA increased from $9.2 million to $13.9 million in the three months ended March 31, 2026, representing an adjusted EBITDA margin of 8.7%;
◦Cash flows from operating activities decreased from $9.2 million to $(3.2) million in the three months ended March 31, 2026; and
◦Free cash flow decreased from $7.9 million to $(5.6) million in the three months ended March 31, 2026.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding adjusted EBITDA, adjusted EBITDA margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments

Global Trade Policy

We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic, unpredictable and subject to ongoing modification. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of U.S. tariffs that had been in effect since April 2025. The Administration responded by invoking a 10% global tariff pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026 and scheduled to expire on July 24, 2026, unless extended by Congress. The Administration also expressed an intention to raise such tariff to 15%, although no formal action implementing that increase has been issued. The Administration also initiated trade investigations that could result in additional future tariffs prior to or following the expiration of the Section 122 tariffs. The ruling, and the Administration’s subsequent actions, have created substantial uncertainty regarding the tariff environment, including with respect to (i) whether and to what extent refunds will be issued for tariffs previously collected under IEEPA, (ii) the scope and duration of tariffs imposed under Section 122 and any new or higher tariffs that may be imposed under alternative mechanisms and (iii) the outcome of pending legal challenges to the Section 122 tariffs and the potential for further legal challenges to any such tariffs. We have applied for a refund of approximately $20 million of IEEPA tariffs paid by us, however the ultimate extent and timing of such refunds remains uncertain.

The tariffs in place from April 2025 through the February 2026 Supreme Court decision under IEEPA increased our product costs, negatively impacting gross margin for the three months ended March 31, 2026. We have implemented, and plan to continue to implement as needed, various mitigation strategies, which have included, and may in the future again include, adjusting the countries from which we source our products and renegotiating terms with suppliers, but we cannot be certain how effective they will be over the long term. Without taking into account mitigation efforts and based on the information available to us today, we believe that tariffs will continue to negatively impact gross margin for 2026, although to a lesser extent than we previously disclosed in our 2025 Annual Report on Form 10-K. This estimate and actual impact may change materially as conditions evolve and new information becomes available.

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
Key Factors Affecting Our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us. There have been no material changes to such factors from those described in our 2025 Annual Report on Form 10-K under the heading “Key Factors Affecting Our Performance.” Those factors also pose risks and challenges, including those discussed in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

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
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
	(in thousands)		(as a percentage of net revenues)
Net revenues	$159,902	$124,901	100.0%	100.0%
Cost of goods sold	51,604	40,442	32.3	32.4
Gross profit	108,298	84,459	67.7	67.6
Operating expenses
Selling	36,439	32,678	22.8	26.2
Marketing	29,493	18,156	18.4	14.5
General and administrative(1)	37,883	33,836	23.7	27.1
Total operating expenses	103,815	84,670	64.9	67.8
Net income (loss) from operations	4,483	(211)	2.8	(0.2)
Other income, net	1,962	2,075	1.2	1.7
Net income before provision for income taxes	6,445	1,864	4.0	1.5
Provision for income taxes	157	1,966	0.1	1.6
Net income (loss)	$6,288	$(102)	3.9%	(0.1)%
(1)Includes stock-based compensation expense of $5.5 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively.
Net Revenues

	Three months ended March 31,		Change
	2026	2025	%
	(in thousands)
Net revenues	$159,902	$124,901	28.0%
Net revenues increased by $35.0 million, or 28.0%, for the three months ended March 31, 2026, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders from new and existing customers, and an increase in AOV.

Cost of Goods Sold, Gross Profit and Gross Margin

	Three months ended March 31,		Change
	2026	2025
	(in thousands, except margin)
Cost of goods sold	$51,604	$40,442	27.6%
Gross profit	108,298	84,459	28.2%
Gross margin	67.7%	67.6%	10 bps
Cost of goods sold increased by $11.2 million, or 27.6%, for the three months ended March 31, 2026, compared to the prior year period. The increase in costs of goods sold was primarily due to higher unit sales and tariffs.
Gross profit increased by $23.8 million, or 28.2%, for the three months ended March 31, 2026, compared to the prior year period. The increase in gross profit was primarily due to higher unit sales and positive impact from price increases, partially offset by tariffs.
Gross margin increased 0.1 percentage point for the three months ended March 31, 2026, compared to the prior year period. The increase in gross margin was primarily due to positive impact from price increases and ongoing efficiency efforts, largely offset by higher tariffs and product mix shift.
Operating Expenses

	Three months ended March 31,		Change
	2026	2025	%
	(in thousands)
Operating expenses:
Selling	$36,439	$32,678	11.5%
Marketing	29,493	18,156	62.4%
General and administrative	37,883	33,836	12.0%
Total operating expenses	103,815	84,670	22.6%
Operating expenses increased by $19.1 million, or 22.6%, for the three months ended March 31, 2026, compared to the prior year period, driven by higher marketing expense, general and administrative expense, and selling expense. As a percentage of net revenues, operating expenses decreased by 2.9 percentage points, primarily driven by leverage on higher net revenues in general and administrative expense and selling expense, partially offset by an increase in marketing expense.
Selling expense increased by $3.8 million, or 11.5%, for the three months ended March 31, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 3.4 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to leverage on higher net revenues, favorable shipping rates, and lower fulfillment expense due to fulfillment center optimization.
Marketing expense increased by $11.3 million, or 62.4%, for the three months ended March 31, 2026, compared to the prior year period and, as a percentage of net revenues, increased by 3.9 percentage points. The increase in marketing expense as a percentage of net revenues was primarily driven by our 2026 Winter Olympics campaign, partially offset by leverage on higher net revenues.
General and administrative expense increased by $4.0 million, or 12.0%, for the three months ended March 31, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 3.4 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to leverage on higher net revenues and lower stock-based compensation expense, partially offset by increased investment in people, and higher depreciation and amortization expense.

Other Income, Net

	Three months ended March 31,		Change
	2026	2025	%
	(in thousands)
Other income, net	$1,962	$2,075	(5.4)%
Other income, net decreased for the three months ended March 31, 2026, compared to the prior year period, primarily due to foreign exchange loss, partially offset by an increase in interest income.
Provision for Income Taxes

	Three months ended March 31,		Change
	2026	2025	%
	(in thousands)
Provision for income taxes	$157	$1,966	(92.0)%
Provision for income taxes decreased by $1.8 million, or 92.0%, for the three months ended March 31, 2026, compared to the prior year period, primarily due to a tax benefit related to stock-based compensation in the current year. This tax benefit primarily resulted from higher stock price appreciation at the time of the award vesting.
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
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of March 31, 2026 and 2025, respectively, are presented in the following table:

	As of March 31,
	2026	2025
	(in thousands)
Active customers	3,024	2,696
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding 12-month period divided by the current period active customers. Net revenues per active customer as of March 31, 2026 and 2025, respectively, are presented in the following table:

	As of March 31,
	2026	2025
Net revenues per active customer	$220	$208

We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high AOV demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three months ended March 31, 2026 and 2025, respectively, are presented in the following table:

	Three months ended March 31,
	2026	2025
Average order value	$124	$119
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

The following table reflects a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure prepared in accordance with GAAP and presents adjusted EBITDA margin with net income (loss) margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended March 31,
	2026	2025
	(in thousands, except margin)
Net income (loss)	$6,288	$(102)
Add (deduct):
Other income, net	(1,962)	(2,075)
Provision for income taxes	157	1,966
Depreciation and amortization expense(1)	3,411	1,999
Stock-based compensation and related expense(2)	5,988	7,387
Adjusted EBITDA(3)	$13,882	$9,175

Net Revenues	$159,902	$124,901
Net income (loss) margin(4)	3.9%	(0.1)%
Adjusted EBITDA Margin	8.7%	7.3%
(1)Excludes amortization of debt issuance costs included in “Other income, net.”
(2)Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3)For the three months ended March 31, 2025, reflects $171,000 of stock-based compensation expense and payroll taxes inadvertently not reflected in our previously disclosed Adjusted EBITDA results for the same period.
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
The following table presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP.

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(3,204)	$9,235
Less: capital expenditures	(2,424)	(1,310)
Free cash flow	$(5,628)	$7,925
Liquidity and Capital Resources
As of March 31, 2026 and December 31, 2025, we had $74.3 million and $82.0 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities and the sale of our capital stock.
In September 2021, we entered into a credit agreement with Bank of America, N.A. (as amended from time to time, the “Credit Agreement”) providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). On November 3, 2025, we entered into a second amendment to the Credit Agreement, which, among other things, extends the maturity date of the 2021 Facility from September 7, 2026 to November 3, 2030 and reduces the annual commitment fee to 0.15% of the unused Revolving Facility (as defined in the Credit Agreement). As of March 31, 2026, we had no outstanding borrowings under the 2021 Facility (other than $8.4 million of outstanding letters of credit) and available borrowings of $91.6 million.
See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. During the three months ended March 31, 2026, we repurchased 571,592 shares of our Class A common stock for approximately $8.8 million. As of March 31, 2026, we had approximately $43.2 million available for future repurchases under the share repurchase program.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2026	2025
	(in thousands)
Cash flows from operating activities	$(3,204)	$9,235
Cash flows from investing activities	13,800	(2,184)
Cash flows from financing activities	(18,262)	(2,688)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(15)	—
Net change in cash and cash equivalents	$(7,681)	$4,363
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities decreased by $12.4 million for the three months ended March 31, 2026, compared to the same period last year. The decrease was due the timing of cash payments of accounts payable of $11.9 million and the timing of cash payments of accrued compensation and benefits of $11.7 million. The decrease was partially offset by an increase in our net income, including the impact of non-cash adjustments, of $5.9 million, lower inventory purchases of $4.4 million, the timing of cash payments for sales tax payable of $0.6 million, and decreased cash payments of operating lease liabilities of $0.5 million.

Investing Activities
Cash flows from investing activities consists of capital expenditures, as well as purchases, maturities, and sales of investments.
Cash flows from investing activities increased by $16.0 million for the three months ended March 31, 2026, compared to the same period last year. The increase in cash flows from investing activities was primarily due to higher maturities and sales of available-for-sale securities of $67.7 million. This was offset by higher purchases of available-for-sale securities of $50.8 million and higher purchases of property and equipment of $1.1 million.
Financing Activities
Cash flows from financing activities consist primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities decreased by $15.6 million as compared to the same period last year. The decrease in financing cash flows was primarily due to payments for taxes related to the net share settlement of equity awards of $9.8 million, with no comparable activity in the prior year. In addition, cash flows from financing activities decreased due to an increase in repurchases of Class A common stock of $6.1 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2025 Annual Report on Form 10-K.
Refer to Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for any commitments entered into during the three months ended March 31, 2026.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2025 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies since December 31, 2025. See Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our 2025 Annual Report on Form 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint. On January 10, 2025, the court granted the motion in its entirety as to FIGS and the executive officer and director defendants, dismissed certain claims with prejudice and granted plaintiffs leave to amend the complaint further as to the remaining claims. Thereafter, plaintiffs declined to file an amended complaint and the court entered judgment against the plaintiffs on February 13, 2025. Plaintiffs have filed a notice of appeal from the dismissal with the United States Court of Appeals for the Ninth Circuit. Briefing in the appeal is complete. Oral argument in the appeal is scheduled for July 7, 2026.

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
Item 1A. Risk Factors.

Our business involves significant risks. You should carefully consider the risks and uncertainties described below, which update and supersede the risks and uncertainties previously disclosed in Part I, Item 1A of our 2025 Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q and in our 2025 Annual Report on Form 10-K and in our other filings with the SEC. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In addition to the factors discussed in Item 7 of Part II of our 2025 Annual Report on Form 10-K and in the risk factors below, global economic and geopolitical conditions and additional or unforeseen circumstances, developments or events may amplify the risks discussed below. In that event, the market price of our Class A common stock could decline and you could lose part or all of your investment.
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
We may not be profitable in the future.
Our profitability may not continue. We expect our operating expenses to increase in the future as we increase our sales and marketing efforts, continue to invest in developing new products, including new fabrics, hire additional personnel as needed, expand our operating infrastructure, Community Hubs footprint and TEAMS capabilities, and expand into new geographies. Additionally, stock-based compensation expense related to equity awards has been, and may from time to time be, a significant expense in future periods, which impacts our net income. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our net revenues to offset our increased operating expenses. In the future, our net revenues could also grow more slowly than in the past or decline for a number of reasons, including if we experience reduced demand for our products, increased competition, a decrease in the growth or reduction in the size of our overall market or if we cannot capitalize on growth opportunities. If our net revenues do not grow at a greater rate than our operating expenses, we will not be able to maintain the level of profitability that we have achieved.
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
Our success depends in large part upon widespread adoption of our products by healthcare professionals. In order to attract new customers and continue to expand our customer base, we must appeal to and attract healthcare professionals who identify with our products. If the number of healthcare professionals who are willing to purchase our products does not continue to increase, if we fail to deliver a high quality shopping experience or if our current or potential future customers are not convinced that our products are superior to alternatives, then our ability to retain existing customers, acquire new customers and grow our business may be harmed. We have made significant investments in enhancing our brand and attracting new customers, and we expect to continue to make significant investments to promote our products, including marketing campaigns that can be expensive and may not always result in new customers or increased sales of our products. These factors, in turn, have from time to time increased and may again increase our customer acquisition costs over time. As our brand becomes more widely known, we may not attract new customers or increase our net revenues at historical rates, or retain existing customers to the same extent as we have in the past. For example, our rate of new customer acquisition has fluctuated from time to time. If we are unable to acquire new customers or retain existing customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenues may decrease, and our business, financial condition and operating results may be adversely affected.
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
We compete against wholesalers of healthcare apparel, such as Barco Uniforms, Landau Uniforms and Superior Group of Companies. Additionally, we compete with healthcare apparel specialty retailers, such as Scrubs & Beyond and Uniform Advantage, as well as digitally native brands such as Jaanuu, Mandala and Fabletics. We also currently and in the future may continue to face competition from other large, diversified apparel brands with name recognition and well-established sales, manufacturing and distribution infrastructure that choose to expand into the production and marketing of healthcare apparel.
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
•    fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and

•    political or social unrest, economic instability or armed conflict in a specific country or region in which we operate, including, for example, Russia’s invasion of Ukraine, conflict with Iran and other conflict in the Middle East.
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
We currently rely on third-party global logistics and shipping providers to ship raw materials, receive inbound inventory to our fulfillment center and retail stores, and deliver our products to our customers. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in delivering inventory, processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. Furthermore, changes to the terms of our shipping arrangements or the imposition of surcharges, surge pricing or accessorials have in the past and may in the future adversely impact our margins and profitability. For example, volatility in the global oil markets, including as a result of Russia’s invasion of Ukraine, conflict in the Middle East and other wars or armed conflicts, and changes in global supply generally, have from time to time resulted in higher fuel prices, which shipping companies have from time to time passed on to their customers by way of increased fuel surcharges. We have from time to time experienced increased inbound and outbound shipping costs as a result of these and other factors, including as a result of the conflict involving the United States, Israel and Iran, and these costs may continue to increase or be volatile in the future. We may not be able to or choose to pass such increases on to our customers in the future.

Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, terrorism or global trade policy. For example, as a result of ongoing conflict in the Middle East, including the conflict involving the United States, Israel and Iran, from time to time there have been disruptions in commercial shipping, including to supply chain routes in the region that we have historically used to transport raw materials to, and finished product from, our Jordanian manufacturing partners. Global ocean freight traffic has also been impacted by the conflict and shifts in global trade policy, resulting in periodic shipping delays, and volatility in freight costs, capacity and transit times. As a result, we have from time to time experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers, as well as elevated ocean freight rates and shipping costs. To address these impacts, we have from time to time proactively sought alternative ways to ship raw materials and receive inventory, including selecting new vessel routes and ports, using increased air freight from time to time, pre-negotiating ocean freight shipping rates, and adjusting our product launch schedule to account for delays. If there are continued or increased hostilities in the Middle East or continued uncertainty surrounding global trade policy, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.

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
We also routinely monitor and recognize excess or obsolete inventory write-off charges when appropriate, and inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which have occurred from time to time and which would negatively impact our results of operations. Inventory levels in excess of customer demand may also result in increases in donations by us or the sale of excess inventory at discounted prices, some of which have occurred from time to time and which could cause our gross margin to suffer or impair the strength and premium nature of our brand.
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
Macroeconomic conditions may adversely affect our business. While we believe our business is largely resistant to recessionary pressures due to the largely non-discretionary nature of scrubwear, consumer spending may decline if general economic conditions deteriorate, and demand for our products from time to time has been and may continue to be adversely affected. Significant risks and uncertainty in the global economy have emerged as a result of government policy decisions and geopolitical tensions, such as Russia’s invasion of Ukraine, conflict between the United States, Israel and Iran, and other conflict in the Middle East, which have resulted in significant macroeconomic consequences. These have included increased fuel and energy prices and depressed financial markets from time to time, and as a result consumer behavior, confidence and spending patterns have been affected and may continue to be negatively impacted in the future. Other factors affecting consumers’ spending levels include, among others: high interest rates, the size and timing of federal stimulus programs, wages, levels of employment, inflation, recession and fears of recession or depression or entry into a recession or depression, housing costs, energy costs, income tax rates, tariffs, such as those implemented by the United States in recent years, financial market fluctuations, consumer perceptions of personal well-being and security, availability of consumer credit and consumer debt levels, and consumer confidence in future economic conditions.
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

Our supply chain consists of a diversified network of global production partners spread across multiple continents. We source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products from suppliers located predominantly in the Asia Pacific region. We then work with manufacturing partners to produce our products in facilities located in Southeast Asia, the Middle East, China and South America. During the quarter ended March 31, 2026, greater than half and greater than one-third of our finished goods were produced by suppliers in Vietnam and Jordan, respectively. Limited production also occurred in China and other countries. We continuously work to strengthen our sourcing and manufacturing capabilities, which from time to time includes diversifying manufacturing operations geographically and strategically refining our manufacturing base into high-quality manufacturing partners to improve product quality and consistency. We have also implemented, and plan to continue to implement as needed, various mitigation strategies in response to the sustained elevated U.S. tariff levels, which have included, and may in the future again include, adjusting the countries from which we source our products and renegotiating prices with suppliers, but we cannot be certain how effective these measures will be over the long term. These efforts may also subject us to additional risks and costs, which may adversely impact our results of operations in the short term.
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

The United States has announced and implemented changes to U.S. trade policy in recent years, including increasing tariffs on imports, in some cases significantly, and potentially modifying or terminating existing trade agreements, which, in certain instances, has prompted retaliatory trade measures by other countries. These measures have increased our product costs. The changes to U.S. trade policy and the tariff environment have also been dynamic, unpredictable and subject to ongoing modification. For example, in April 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus additional country-specific tariffs applicable to certain trading partners, including Vietnam and Jordan. Since that announcement, tariff rates and effective dates have been adjusted on several occasions. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not address the Administration’s ability to impose tariffs using other mechanisms. The Administration responded by invoking a 10% global tariff pursuant to Section 122 of the Trade Act of 1974 for 150 days, effective on February 24, 2026 and scheduled to expire on July 24, 2026, unless extended by Congress. The Administration also expressed an intention to raise such tariff to 15%, although no formal action implementing that increase has been issued. The Administration also initiated trade investigations that could result in additional future tariffs prior to or following the expiration of the Section 122 tariffs.

The ruling, and the Administration’s subsequent actions, have created substantial uncertainty regarding the tariff environment, including with respect to (i) whether and to what extent refunds will be issued for tariffs previously collected under IEEPA, (ii) the scope and duration of tariffs imposed under Section 122 and any new or higher tariffs that may be imposed under alternative mechanisms and (iii) the outcome of pending legal challenges to the Section 122 tariffs and the potential for further legal challenges to any such tariffs. We have applied for a refund of approximately $20 million of IEEPA tariffs paid by us, however the ultimate extent and timing of such refunds remains uncertain. Any prolonged uncertainty or volatility in tariff policy could disrupt our supply chain planning, increase our costs and adversely affect our ability to price our products competitively. Moreover, tariffs and other trade barriers, including those by other countries on the United States, could adversely impact demand for our products domestically and in international markets, which in turn could adversely affect our inventory levels. Given that substantially all of our products are currently manufactured outside of the United States, additional trade actions by the United States or other countries could further increase our product costs and harm our business, financial condition and results of operations.

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
We have from time to time experienced, and may in the future experience, fluctuations in the cost and availability of raw materials used in our products for reasons beyond our control. Our core scrubs fabric includes synthetic fabric, the components of which may experience price fluctuations. For example, we have seen increases in the market prices of certain of our raw materials following the outbreak of conflict between the United States, Israel and Iran. If these prices remain elevated, we expect we could incur increased raw material costs beginning in 2027, although the ultimate magnitude and duration of any such increases remains uncertain and will depend on, among other things, the trajectory of the conflict and global energy markets. We have also from time to time seen increases in the cost of cotton, which we use in certain of our non-scrubwear products. Our costs for raw materials are affected by, among other things, weather, customer demand, high interest rates, inflation, geopolitical tensions, volatility in the commodities market, the relative valuations and fluctuations of the currencies of producer versus customer countries and other factors that are generally unpredictable and beyond our control.
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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us or cause us to seek alternate suppliers or manufacturers. For example, previously there were allegations relating to the working conditions at our Jordanian supplier, and as a result, we worked with that supplier to put measures in place that are consistent with our high standards. We also continue to evaluate our countries of production as part of our overall supply chain strategy. These supply chain decisions may subject us to additional costs and challenges, which could adversely affect our business, financial condition and results of operations.
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
Our retail presence is an important part of our business strategy and we believe that a physical presence helps raise brand awareness and complements our online experience, offering customers an expanded omni-channel buying experience. We currently operate five retail stores across the United States, which we call Community Hubs, and plan to open additional Community Hubs in the future. In so doing, we have entered into, and may in the future again enter into, long-term leases before we know whether our retail strategy or a particular geography will be successful. We also face a number of challenges in opening Community Hubs, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our operations in a cost-effective manner, as well as potential design, construction or inspection delays. Even if we are able to secure attractive retail locations, the opening of new Community Hubs brings operational challenges. In opening Community Hubs, we must also provide our customers with a consistent experience, which presents additional challenges. Our Community Hubs may also be the target of theft or experience property damage. Any such incidents may result in a disruption to our Community Hub operations and significant costs if not covered by our insurance policies.
In addition, operating Community Hubs creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while managing inventory and maintaining fulfillment center infrastructure that appropriately supplies our Community Hubs. There can also be no assurance that our Community Hubs will achieve or maintain sales and profitability levels that justify the required investments. In addition, the failure of our Community Hubs to achieve acceptable results could lead to unplanned store closures and/or impairment and other charges. If this occurs, or if we are not able to manage or execute on our Community Hubs growth strategy, or if consumers are not receptive to the products, design layout, or visual merchandising in our stores, our business, financial condition and results of operations may be adversely affected.
Opening Community Hubs also subject us to costs and risks related to compliance with labor and employment laws. We may face significant exposure to changes in laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, union protections, workers’ compensation rates, pension contributions, citizenship requirements and payroll taxes, which could cause our business, financial condition and results of operations to be adversely affected. These laws also change frequently, exist at federal, state, and local levels, and may be difficult to interpret and apply. There is also a risk of potential claims related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury, and other claims, any of which could have an adverse effect on our business, financial condition and results of operations.
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

We rely on our sole fulfillment center in Goodyear, Arizona, which is leased by us and operated by a third-party logistics provider, for all of our product distribution. We also expect to open additional facilities in the future as our business expands. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. Moreover, the expansion of fulfillment operations could result in significantly increased costs, expenses and/or shipping times, disruptions and complications related to inventory planning and product launch schedules, impeded customer service and reduced sales. The expansion of our fulfillment capacity from time to time has also put pressure on our managerial, financial, operational and other resources, as well as temporarily affected shipping times, caused shipping disruptions and resulted in increased costs. We cannot assure you that we will be able to locate additional suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
We and our third-party vendors have from time to time been subject to cyber, phishing, social engineering, business email compromise, credential stuffing attacks and other unauthorized access in the past, none of which individually or in the aggregate has led to costs or consequences that have materially impacted our business; however, we and our third-party vendors may continue to be subject to such attacks and other cybersecurity incidents in the future. If we gain greater visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks or other incidents becoming more sophisticated or obscure and more difficult to detect. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees, our third-party service providers, or their personnel.

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

In August 2024, our board of directors authorized a share repurchase program to repurchase up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million in the share repurchase program, bringing the total authorization for repurchases under the program to up to $100.0 million of our outstanding Class A common stock. As of the date hereof, we have approximately $43.2 million available for future repurchases of our Class A common stock under the share repurchase program.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in our 2025 Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net revenues and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
There has been evolving public focus on a variety of environmental, social and governance (“ESG”) matters affecting public companies. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition or results of operations.
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
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program(2) (in thousands)
January 1-January 31, 2026	—	$—	—	$—
February 1-February 28, 2026	—	$—	—	$—
March 1-March 31, 2026	571,592	$15.38	571,592	$43,164
Total	571,592	$15.38	571,592	$43,164
(1) The repurchases may be executed from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our share repurchase program with no expiration date, which was publicly announced on August 8, 2024, and the subsequent increase in our share repurchase program to allow for purchases of up to $100.0 million of our outstanding Class A common stock, which was publicly announced on February 27, 2025. Following our board of directors’ authorization of the increase, as of the date hereof, we have approximately $43.2 million available for future repurchases under the share repurchase program.
(2) Average price paid per share and approximate dollar value of shares that may yet be repurchased exclude broker commissions and estimated excise taxes associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
The information set forth below is included herein for the purpose of providing disclosure under “Item 5.02 Departure of directors or certain officers; election of directors; appointment of certain officers; compensatory arrangements of certain officers” of Form 8-K.

    CEO Employment Agreement Amendment

On May 5, 2026, we and Catherine Spear, our Chief Executive Officer, entered into an amendment (the “Amendment”) to the Amended and Restated Employment Agreement, by and between us and Ms. Spear, dated as of May 26, 2021 (the “Spear Employment Agreement”). The Spear Employment Agreement was originally expected to expire by its terms on May 26, 2026. The Amendment extends the term of the Spear Employment Agreement for an additional five years. Except as amended by the Amendment, the remaining terms of the Spear Employment Agreement remain in full force and effect.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Executive Chairman Letter Agreement

On May 5, 2026, we and Heather Hasson, our Executive Chairman, entered into a letter agreement (the “Letter Agreement”) to memorialize the parties' understanding with respect to Ms. Hasson's employment with the Company. The Letter Agreement provides that certain provisions in the Second Amended and Restated Employment Agreement between us and Ms. Hasson, dated as of August 4, 2022 (the “Hasson Employment Agreement”), which expired pursuant to its terms on December 31, 2024, shall remain in full force and effect for so long as Ms. Hasson remains our Executive Chairman.

Pursuant to the Letter Agreement, Ms. Hasson remains ineligible to receive any base salary or annual bonus and will continue to be eligible (i) to participate (at our sole cost and on a tax-neutral basis to Ms. Hasson) in the health, welfare, retirement, vacation and other employee benefit plans, practices, policies and programs generally available to other senior executives, and (ii) for our payment of the filing and legal fees associated with any required filings under the Hart-Scott-Rodino Act, as amended, with respect to the acquisition of our securities.

If Ms. Hasson’s employment is terminated by us without “cause” or by her for “good reason” during the period beginning three months prior to and ending 12 months following a “change in control” (each as defined in the Hasson Employment Agreement), Ms. Hasson will continue to be entitled to the following severance payments and benefits: (i) 100% accelerated vesting (and exercisability, if applicable) of all outstanding equity awards granted to Ms. Hasson and (ii) a lump-sum amount equal to 200% of the cost of 18 months of COBRA premiums. If Ms. Hasson’s employment is terminated by us without “cause” or by her for “good reason” not within the change in control period described above, she remains entitled to receive (i) 50% accelerated vesting (and exercisability, if applicable) of the option award granted in connection with Ms. Hasson’s transition to Executive Chairman in 2022 and 100% accelerated vesting (and exercisability, if applicable) of all other outstanding equity awards granted to Ms. Hasson prior to her appointment as Executive Chairman; and (ii) a lump-sum amount equal to 200% of the cost of 18 months of COBRA premiums. The severance payments and benefits described above are subject to Ms. Hasson’s timely execution and non-revocation of a release of claims in our favor. Additionally, if Ms. Hasson’s employment is terminated due to death or disability, she continues to be eligible to receive 100% accelerated vesting (and exercisability, if applicable) of all outstanding equity awards held by her.

Ms. Hasson continues to be subject to the terms and conditions of an employee confidential information and invention assignment agreement, a one-year post-termination non-solicitation covenant, and an indefinite mutual non-disparagement covenant.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of FIGS, Inc.	10-K	001-40448	3.1	2/28/2023
3.2	Amended and Restated Bylaws of FIGS, Inc.	10-K	001-40448	3.2	2/28/2023
4.1	Form of Certificate of Common Stock.	S-1	333-255797	4.1	5/5/2021
4.2	Amended and Restated Stockholders’ Agreement by and between FIGS, Inc. and certain security holders of FIGS, Inc., dated October 23, 2020.	S-1/A	333-255797	4.2	5/20/2021
10.1	Amendment No. 1 to Stockholders Agreement, by and among FIGS, Inc., Baron Capital Management, Inc. and BAMCO, Inc., dated as of March 2, 2026.					*
10.2	Amendment to Amended and Restated Employment Agreement by and between FIGS, Inc. and Catherine Spear, dated as of May 5, 2026.					*
10.3	Letter Agreement, by and between FIGS, Inc. and Heather Hasson, dated as of May 5, 2026.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIGS, INC.

Date: May 7, 2026	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Sarah Oughtred
	Name:	Sarah Oughtred
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)