Form 10-Q
period 2026-06-30
FIGS, Inc.
filed 2026-08-06
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2026, there were 157,856,601 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges as a result of the conflict in the Middle East and otherwise; the impact of U.S. Customs and Border Protection’s withhold release order against certain garments produced by our Jordanian manufacturing partner and our mitigation strategies; raw materials costs; demand for our products; our expectations regarding the opening and success of retail stores; our plans regarding international expansion and our TEAMS business; our supply chain strategy, sourcing capabilities and manufacturing base; product innovation; our fulfillment center; our plans to open additional fulfillment facilities in the future; the impact of international conflicts on our business; the impact of a future port-worker strike on our business; the impact of tariffs, trade policies and tax laws on our business, including on our gross margin; our efforts to mitigate the impact of tariffs and trade policies on our business; tariff refunds; our use of artificial intelligence; the impact of future laws, regulations and executive orders on our business; our plans for the use of artificial intelligence; equity compensation; our share repurchase program; our marketing strategy; competition; market growth; our business strategy; and plans and objectives for future operations.
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
•If we experience problems with our distribution center’s operational infrastructure, our ability to meet customer expectations, manage inventory, complete sales, ship products and achieve objectives for operating efficiencies could be harmed.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FIGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$108,539	$81,985
Short-term investments	187,750	218,863
Accounts receivable	23,293	6,271
Inventory, net	119,557	127,966
Prepaid expenses and other current assets	13,787	12,200
Total current assets	452,926	447,285
Non-current assets
Property and equipment, net	33,396	33,938
Operating lease right-of-use assets	53,976	57,134
Deferred tax assets	12,175	12,187
Investment in equity securities	27,735	27,735
Other assets	2,469	1,717
Total non-current assets	129,751	132,711
Total assets	$582,677	$579,996
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,064	$18,187
Operating lease liabilities	9,003	8,175
Accrued expenses	39,529	20,529
Accrued compensation and benefits	10,541	17,194
Sales tax payable	3,911	4,266
Gift card liability	12,496	12,117
Deferred revenue	1,736	3,990
Returns reserve	4,081	4,171
Income tax payable	1,022	1,894
Total current liabilities	91,383	90,523
Non-current liabilities
Operating lease liabilities, non-current	48,665	51,829
Other non-current liabilities	264	182
Total liabilities	140,312	142,534
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 157,478,752 and 157,559,556 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	16	16
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 8,283,641 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of June 30, 2026 and December 31, 2025; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	309,198	338,526
Accumulated other comprehensive income (loss)	(240)	196
Retained earnings	133,391	98,724
Total stockholders’ equity	442,365	437,462
Total liabilities and stockholders’ equity	$582,677	$579,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenues	$196,619	$152,640	$356,521	$277,541
Cost of goods sold	48,764	50,394	100,368	90,836
Gross profit	147,855	102,246	256,153	186,705
Operating expenses
Selling	43,702	34,433	80,141	67,111
Marketing	28,511	23,151	58,004	41,307
General and administrative	40,380	34,747	78,263	68,583
Total operating expenses	112,593	92,331	216,408	177,001
Net income from operations	35,262	9,915	39,745	9,704
Other income, net
Interest income	2,145	2,119	4,384	4,195
Other expense	(526)	(3)	(803)	(4)
Total other income, net	1,619	2,116	3,581	4,191
Net income before provision for income taxes	36,881	12,031	43,326	13,895
Provision for income taxes	8,502	4,932	8,659	6,898
Net income	$28,379	$7,099	$34,667	$6,997
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.17	$0.04	$0.21	$0.04
Diluted earnings per share	$0.15	$0.04	$0.18	$0.04
Weighted-average shares outstanding—basic	166,467,633	162,683,329	166,463,880	162,575,259
Weighted-average shares outstanding—diluted	195,139,642	172,929,960	195,614,990	173,517,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$28,379	$7,099	$34,667	$6,997
Other comprehensive income (loss), net of tax
Unrealized loss on short-term investments, net of tax	(63)	—	(315)	—
Net gains realized on short-term investments and included in net income	(13)	(13)	(45)	(65)
Foreign currency translation adjustment	(61)	107	(76)	114
Total other comprehensive income (loss), net of tax	(137)	94	(436)	49
Total comprehensive income	$28,242	$7,193	$34,231	$7,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	154,003,352	$15	8,283,641	$—	$312,622	$21	$64,474	$377,132
Issuance of Class A Common Stock upon vesting of Restricted Stock	634,937	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(567,607)	—	—	—	(2,688)	—	—	(2,688)
Stock-based compensation	—	—	—	—	7,239	—	—	7,239
Stock option exercises	169	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(102)	(102)
Other comprehensive loss, net of tax	—	—	—	—	—	(45)	—	(45)
March 31, 2025	154,070,851	$15	8,283,641	$—	$317,173	$(24)	$64,372	$381,536
Issuance of Class A Common Stock upon vesting of Restricted Stock	718,280	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,617	—	—	7,617
Stock option exercises and employee stock purchases	47,698	—	—	—	185	—	—	185
Net income	—	—	—	—	—	—	7,099	7,099
Other comprehensive income, net of tax	—	—	—	—	—	94	—	94
June 30, 2025	154,836,829	$15	8,283,641	$—	$324,975	$70	$71,471	$396,531

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	157,559,556	$16	8,283,641	$—	$338,526	$196	$98,724	$437,462
Issuance of Class A Common Stock upon vesting of Restricted Stock	813,633	—	—	—	—	—	—	—
Stock options surrendered for employees’ tax liability	—	—	—	—	(9,758)	—	—	(9,758)
Repurchases of Class A Common Stock	(571,592)	—	—	—	(8,799)	—	—	(8,799)
Stock-based compensation	—	—	—	—	5,451	—	—	5,451
Stock option exercises	649,986	—	—	—	295	—	—	295
Net income	—	—	—	—	—	—	6,288	6,288
Other comprehensive loss, net of tax	—	—	—	—	—	(299)	—	(299)
March 31, 2026	158,451,583	$16	8,283,641	$—	$325,715	$(103)	$105,012	$430,640
Issuance of Class A Common Stock upon vesting of Restricted Stock	967,945	—	—	—	—	—	—	—
Issuance of Class A Common Stock in exchange for services	—	—	—	—	238	—	—	238
Repurchases of Class A Common Stock	(2,009,381)	—	—	—	(24,020)	—	—	(24,020)
Stock-based compensation	—	—	—	—	6,730	—	—	6,730
Stock option exercises and employee stock purchases	68,605	—	—	—	535	—	—	535
Net income	—	—	—	—	—	—	28,379	28,379
Other comprehensive loss, net of tax	—	—	—	—	—	(137)	—	(137)
June 30, 2026	157,478,752	$16	8,283,641	$—	$309,198	$(240)	$133,391	$442,365
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$34,667	$6,997
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	5,782	4,152
Deferred income taxes	12	102
Non-cash operating lease cost	4,959	4,805
Stock-based compensation	12,181	14,856
Accretion of discount and accrued interest on available-for-sale securities	(329)	(2,089)
Realized gains on available-for-sale securities	(45)	—
Issuance of Class A Common Stock in exchange for services	238	—
Changes in operating assets and liabilities:
Accounts receivable	(17,022)	(386)
Inventory	8,409	(19,769)
Prepaid expenses and other current assets	(1,587)	3,149
Other assets	478	243
Accounts payable	(9,190)	9,536
Accrued expenses	19,000	(19,582)
Accrued compensation and benefits	(6,653)	1,690
Sales tax payable	(355)	(203)
Gift card liability	379	419
Deferred revenue	(2,254)	(1,616)
Returns reserve	(90)	(871)
Income tax payable	(872)	308
Operating lease liabilities	(4,137)	(4,936)
Other non-current liabilities	82	—
Net cash (used in) provided by operating activities	43,653	(3,195)
Cash flows from investing activities:
Purchases of property and equipment	(5,026)	(2,399)
Purchases of available-for-sale securities	(170,734)	(136,598)
Maturities and sales of available-for-sale securities	201,861	110,100
Other investing activities	(1,377)	(201)
Net cash (used in) provided by investing activities	24,724	(29,098)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(32,819)	(2,688)
Proceeds from stock option exercises and employee stock purchases	830	185
Payments for taxes related to net share settlement of equity awards	(9,758)	—
Net cash used in financing activities	(41,747)	(2,503)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(76)	—
Net increase (decrease) in cash and cash equivalents	26,554	(34,796)
Cash and cash equivalents, beginning of period	$81,985	$85,645
Cash and cash equivalents, end of period	$108,539	$50,849
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$134	$124
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
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
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
Short-term Investments
The Company holds short-term investments in U.S. government debt securities and corporate debt securities. The Company’s short-term investments mature within 12 months or less and are classified as current assets on the Company’s condensed consolidated balance sheets and have been classified and accounted for as available-for-sale securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates their classification at each balance sheet date.
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

The Company’s allowance to write down inventory to the lower of cost or net realizable value was $4.0 million as of June 30, 2026 and not material as of December 31, 2025.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the condensed consolidated balance sheets was $4.1 million and $4.2 million as of June 30, 2026 and December 31, 2025, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $3.9 million during the six months ended June 30, 2026 related to the deferred revenue balance that existed at December 31, 2025. During the six months ended June 30, 2026, revenues recognized related to redemptions from the gift card liability balance that existed at December 31, 2025 was not material. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
By geography:
United States	$158,734	$129,948	$290,327	$235,967
Rest of the world	37,885	22,692	66,194	41,574
	$196,619	$152,640	$356,521	$277,541
By product:
Scrubwear	$161,228	$127,415	$287,871	$226,984
Non-Scrubwear	35,391	25,225	68,650	50,557
	$196,619	$152,640	$356,521	$277,541
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure on an annual and interim basis, in the notes to the condensed consolidated financial statements, of disaggregated information about specific categories underlying certain income statement expense line items. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update should be applied either on a prospective basis or a retrospective basis. The Company is currently evaluating the effects the adoption of this guidance will have on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for public companies with annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of the annual reporting period. The Company is currently evaluating the effects the adoption of this guidance will have on its condensed consolidated financial statements.
3. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The Company’s cash equivalents consist of money market funds and highly liquid investments with original maturities of 90 days or less from the date of purchase. The Company classifies cash equivalents and short-term investments within Level 1 or Level 2 of the fair value hierarchy.
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$29,390	$—	$—	$29,390
U.S. government securities	137,017	1	(113)	136,905
Level 2:
Corporate paper	90,801	—	(90)	90,711
Total	$257,208	$1	$(203)	$257,006

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$35,710	$—	$—	$35,710
U.S. government securities	136,310	125	—	136,435
Level 2:
Corporate paper	90,701	43	(10)	90,734
Total	$262,721	$168	$(10)	$262,879
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
There have been no cumulative upward adjustments or cumulative downward adjustments to the Investment, including impairment, as of June 30, 2026 and December 31, 2025. There were no gains and losses on sales recognized during the three and six months ended June 30, 2026 and 2025. The Investment is accounted for using the measurement alternative; the carrying value of this investment as of June 30, 2026 and December 31, 2025 was $27.7 million, inclusive of transaction costs.
5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade	$6,753	$5,352
Other	16,540	919
	$23,293	$6,271
As of June 30, 2026, other receivables primarily consist of International Emergency Economic Powers Act (“IEEPA”) tariff refunds of $16.0 million, including associated interest. Refer to Note 16 of these condensed consolidated financial statements for further disclosures on the IEEPA tariffs.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Inventory deposits	$741	$453
Prepaid expenses	4,737	7,458
Prepaid taxes	7,192	3,171
Other	1,117	1,118
	$13,787	$12,200
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Furniture and fixtures	$3,695	$3,160
Office equipment	1,451	1,400
Machinery and equipment	19,942	19,391
Computer equipment	7,883	7,787
Software and website design	18,793	15,535
Leasehold improvements	8,666	7,571
Capital projects in progress	739	693
Vehicles	118	118
Total property and equipment	61,287	55,655
Less: accumulated depreciation and amortization	(27,891)	(21,717)
Property and equipment, net	$33,396	$33,938
Depreciation and amortization expense for three and six months ended June 30, 2026 on property and equipment was $2.4 million and $5.8 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2025 on property and equipment was $2.2 million and $4.2 million, respectively.
8. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued inventory	$22,229	$5,972
Accrued shipping	5,090	6,897
Accrued selling expenses	1,353	347
Accrued legal expenses	204	63
Accrued marketing expenses	6,455	4,064
Other accrued expenses	4,198	3,186
	$39,529	$20,529
9. FINANCING ARRANGEMENTS
On September 7, 2021, the Company, as borrower, entered into a credit agreement with Bank of America, N.A. (as amended from time to time, the “Credit Agreement”) for a $100.0 million revolving credit facility, including capacity to issue letters of credit (the “2021 Facility”). The 2021 Facility is secured by substantially all assets of the Company and its material subsidiaries, subject to customary exceptions.
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
As of June 30, 2026, the Company had letters of credit aggregating to $8.4 million outstanding under the 2021 Facility and available borrowings of $91.6 million. As of June 30, 2026, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) Term SOFR (as defined in the Credit Agreement) plus 1.125% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.125%. The annual interest rate for undrawn amounts of the Revolving Facility (as defined in the Credit Agreement) is 0.175% through November 2, 2025 and, upon entry into the Second Amendment, is 0.15% thereafter. Costs associated with entering into the 2021 Facility were not material.
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the Company recorded $1.5 million within sales tax payable on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, as an estimate of contingent sales tax payable.
Inventory Purchase Obligations
Inventory purchase obligations as of June 30, 2026 were approximately $63.1 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying condensed consolidated financial statements.
The putative securities class action filed in November 2022 against the Company and certain of its executive officers and directors in the United States District Court for the Central District of California was dismissed with prejudice by the court in January 2025 with judgment against the plaintiffs entered by the court on February 13, 2025. Plaintiffs filed an appeal from that dismissal and oral argument in the appeal took place on July 7, 2026. The appeal is now under submission. The related derivative suits against the Company and certain of its executive officers and directors are currently pending.
The Company intends to vigorously defend against such claims. The Company has determined that any potential loss is neither probable nor reasonably estimable and an accrual has not been recorded.
Leases
At June 30, 2026, the Company had operating lease commitments of approximately $13.4 million for leases that have not yet commenced.

11. INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended June 30, 2026 and 2025, the Company's effective tax rate was 23.1% and 41.0%, respectively. The Company's effective tax rate differed from the U.S. statutory tax rate primarily due to limitations on the deductibility of officer compensation and state taxes.
For the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $8.5 million and $4.9 million, respectively.
For the six months ended June 30, 2026 and 2025, the Company's effective tax rate was 20.0% and 49.6%, respectively. The Company’s effective tax rate for the six months ended June 30, 2026 differed from the U.S. statutory tax rate primarily due to a tax benefit related to stock-based compensation, partially offset by limitations on the deductibility of officer compensation. The Company's effective tax rate for the six months ended June 30, 2025 differed from the U.S. statutory tax rate primarily due to state taxes and limitations on the deductibility of officer compensation.
For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $8.7 million and $6.9 million, respectively.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic EPS and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$28,379	$7,099	$34,667	$6,997
Denominator:
Weighted-average shares—basic	166,467,633	162,683,329	166,463,880	162,575,259
Effect of dilutive stock options	24,618,190	8,978,297	24,841,231	9,320,575
Effect of dilutive restricted stock units	4,053,819	1,268,334	4,309,879	1,621,435
Weighted-average shares—diluted	195,139,642	172,929,960	195,614,990	173,517,269
Earnings per share:
Basic earnings per share	$0.17	$0.04	$0.21	$0.04
Effect of dilutive stock options and restricted stock units	(0.02)	—	(0.03)	—
Diluted earnings per share	$0.15	$0.04	$0.18	$0.04

The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the three and six months ended June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	14,003	27,108,484	8,577	27,561,757
Restricted stock units	2,007,164	4,249,717	1,332,022	1,769,600
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
In February 2025, the Company established the FIGS Awesome Humans Foundation (the “Foundation”), a 501(c)(3) public charity. In the three and six months ended June 30, 2026, the Company donated $0.2 million to the Foundation, the amounts of which are included in general and administrative expenses for the three and six months ended June 30, 2026.
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

On February 27, 2025, the Board authorized an increase of $50.0 million to the share repurchase program, bringing the total authorization for repurchases under the program as of that date to up to $100.0 million of the Company’s outstanding Class A common stock.
During the three months ended June 30, 2026, share repurchases totaled 2,009,381 shares of Class A common stock for approximately $24.0 million, which were retired. During the six months ended June 30, 2026, share repurchases totaled 2,580,973 shares of Class A common stock for approximately $32.8 million, which were retired. As of June 30, 2026, the Company had approximately $19.2 million available for future repurchases of its Class A common stock under the share repurchase program.
On August 6, 2026, the Board authorized an additional increase of $100.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $200.0 million of the Company’s outstanding Class A common stock. Following the authorization of the increase, as of the date hereof, the Company has approximately $119.2 million available for future repurchases under the share repurchase program.
16. IEEPA TARIFF REFUNDS
On February 20, 2026, the United States Supreme Court ruled that the use of IEEPA to impose tariffs was not permitted, invalidating a significant portion of U.S. tariffs that had been in effect since April 2025. On March 4, 2026, U.S. Customs and Border Protection (“CBP”) began processing refunds of the tariffs imposed under IEEPA. CBP accepted the Company’s Phase I refund claims in the aggregate amount of $20.5 million, including associated interest. As of June 30, 2026, the Company had received approximately $4.5 million of the accepted claims.
Based on CBP’s acceptance of the Company’s submitted claims, the Company assessed that the recovery of the remaining accepted claims is probable and reasonably estimable in accordance with the cost recovery accounting guidance. The Company recorded a receivable of approximately $16.0 million for the remaining accepted claims, which is included in accounts receivable on the Company's condensed consolidated balance sheets.
The accounting for the IEEPA tariff refunds reflects the original treatment of the underlying tariff costs. During the three and six months ended June 30, 2026, the Company recognized a $15.4 million reduction in cost of goods sold in the Company's condensed consolidated statements of operations, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in February 2025, $7.9 million of which relates to IEEPA tariffs on goods sold in the prior fiscal year. Additionally, the Company recognized a $5.1 million reduction in the carrying value of inventories on hand on the Company's condensed consolidated balance sheet as of June 30, 2026 for the tariffs previously capitalized as cost of inventory.
Subsequent to June 30, 2026, the Company received the remaining $16.0 million IEEPA tariff refund receivable outstanding as of June 30, 2026.
The Company does not expect to apply for any refunds under Phase II of the process, and there is still uncertainty regarding the timing, process and applicable criteria for future phases of the refund process.

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
At June 30, 2026, we had approximately 3.1 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and six months ended June 30, 2026, we had the following results compared to the comparable period in 2025:
◦Expanded our community of active customers by 13.2% from approximately 2.7 million at June 30, 2025 to approximately 3.1 million at June 30, 2026;
◦Net revenues increased from $152.6 million to $196.6 million, or 28.8%, in the three months ended June 30, 2026, and increased from $277.5 million to $356.5 million, or 28.5%, in the six months ended June 30, 2026;
◦Gross margin increased 8.2 percentage points from 67.0% to 75.2% in the three months ended June 30, 2026, and increased 4.5 percentage points from 67.3% to 71.8% in the six months ended June 30, 2026;

◦Net income increased from $7.1 million to $28.4 million in the three months ended June 30, 2026, and increased from $7.0 million to $34.7 million in the six months ended June 30, 2026;
◦Net income margin increased from 4.7% to 14.4% in the three months ended June 30, 2026, and increased from 2.5% to 9.7% in the six months ended June 30, 2026;
◦Adjusted EBITDA increased from $19.7 million to $36.6 million in the three months ended June 30, 2026, and increased from $28.9 million to $50.5 million in the six months ended June 30, 2026, representing an adjusted EBITDA margin of 18.6% and 14.2%, respectively;
◦Cash flows from operating activities increased from $(3.2) million to $43.7 million in the six months ended June 30, 2026; and
◦Free cash flow increased from $(5.6) million to $38.6 million in the six months ended June 30, 2026.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding adjusted EBITDA, adjusted EBITDA margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments

Global Trade Policy

We continue to monitor changes in policy impacting global trade, including tariffs, which have been dynamic, unpredictable and subject to ongoing modification. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of U.S. tariffs that had been in effect since April 2025. The Administration responded by invoking a 10.0% global tariff pursuant to Section 122 of the Trade Act of 1974 (the “Trade Act”), effective on February 24, 2026, which expired on July 24, 2026. On July 23, 2026, the Administration imposed new tariffs ranging from 10.0%-12.5% pursuant to Section 301 of the Trade Act, effective July 24, 2026. These tariffs are intended to replace the Section 122 tariffs and affect imports from approximately 60 countries and territories, including those where our suppliers are located. The ruling and the Administration’s subsequent actions have created substantial uncertainty regarding the tariff environment, including with respect to (i) the scope and duration of the new tariffs imposed under Section 301 and any new or higher tariffs that may be imposed and (ii) the outcome of pending legal challenges to the Section 122 tariffs and the potential for further legal challenges to those, the Section 301 tariffs and any future tariffs.

Tariffs have increased our product costs, negatively impacting gross margin for the three months ended June 30, 2026. We have implemented, and plan to continue to implement as needed, various mitigation strategies, which have included, and may in the future again include, adjusting the countries from which we source our products and renegotiating terms with suppliers, but we cannot be certain how effective they will be over the long term. Without taking into account mitigation efforts and based on the information available to us today, we believe that tariffs will continue to negatively impact gross margin for 2026, although to a lesser extent than we previously disclosed in our 2025 Annual Report on Form 10-K. This estimate and actual impact may change materially as conditions evolve and new information becomes available.

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

IEEPA Tariff Refunds

Following the February 2026 United States Supreme Court's ruling invalidating the IEEPA Tariffs, U.S. Customs and Border Protection (“CBP”) began processing refunds of the IEEPA tariffs. We estimate we previously paid a total of approximately $20.6 million of tariffs imposed under IEEPA. CBP accepted our Phase I refund claims in the aggregate amount of $20.5 million, including associated interest. As of June 30, 2026, we had received approximately $4.5 million of the accepted claims and recorded a receivable of approximately $16.0 million for the remaining accepted claims on our condensed consolidated balance sheet as of June 30, 2026. We do not expect to apply for any refunds under Phase II of the process and there is still uncertainty regarding the timing, process and applicable criteria for future phases of the refund process. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our IEEPA refund claims.

CBP Withhold Release Order

On June 23, 2026, CBP issued a withhold release order (“WRO”) against certain garments produced by our Jordanian manufacturing partner. That manufacturer accounted for approximately one-third of our finished goods production during the three months ended June 30, 2026. As a result of the WRO, our products produced by this partner may not currently be imported into the United States, and we may ultimately be unable or choose not to sell recently finished product from this partner. We have instituted various strategies to mitigate the impact of the WRO, including transitioning raw materials and future production to our other manufacturing partners. Overall, we expect the WRO will adversely impact our net revenues, gross margin and inventory levels in the second half of 2026. See Item 1A. “Risk Factors—Risks Related to Our Business—Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks” and “—Our ability to source and distribute our products, including our ability to do so profitably, is impacted by global trade policy.”
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
Cost of Goods Sold
Cost of goods sold consists principally of the cost of purchased merchandise and includes import duties, tariffs and other taxes, freight-in, defective merchandise returned by customers, inventory write-offs and other miscellaneous shrinkage. Our cost of goods sold has fluctuated and may continue to fluctuate with the cost of the raw materials used in our products and freight costs and the impact of changes to applicable import duties and tariffs.
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

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(as a percentage of net revenues)
Net revenues	$196,619	$152,640	100.0%	100.0%
Cost of goods sold	48,764	50,394	24.8	33.0
Gross profit	147,855	102,246	75.2	67.0
Operating expenses
Selling	43,702	34,433	22.2	22.6
Marketing	28,511	23,151	14.5	15.2
General and administrative(1)	40,380	34,747	20.5	22.8
Total operating expenses	112,593	92,331	57.3	60.5
Net income from operations	35,262	9,915	17.9	6.5
Other income, net	1,619	2,116	0.8	1.4
Net income before provision for income taxes	36,881	12,031	18.8	7.9
Provision for income taxes	8,502	4,932	4.3	3.2
Net income	$28,379	$7,099	14.4%	4.7%
(1)Includes stock-based compensation expense of $6.7 million and $7.6 million for the three months ended June 30, 2026 and 2025, respectively.
Net Revenues

	Three months ended June 30,		Change
	2026	2025	%
	(in thousands)
Net revenues	$196,619	$152,640	28.8%
Net revenues increased by $44.0 million, or 28.8%, for the three months ended June 30, 2026, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders and higher AOV.
Cost of Goods Sold, Gross Profit and Gross Margin

	Three months ended June 30,		Change
	2026	2025
	(in thousands, except margin)
Cost of goods sold	$48,764	$50,394	(3.2)%
Gross profit	147,855	102,246	44.6%
Gross margin	75.2%	67.0%	820 bps
Cost of goods sold decreased by $1.6 million, or 3.2%, for the three months ended June 30, 2026, compared to the prior year period. The decrease in cost of goods sold was primarily due to IEEPA tariff refunds, partially offset by higher unit sales and tariffs.

Gross profit increased by $45.6 million, or 44.6%, for the three months ended June 30, 2026, compared to the prior year period. The increase in gross profit was primarily due to IEEPA tariff refunds, higher unit sales, and positive impact from price increases, partially offset by tariffs.
Gross margin increased 8.2 percentage points for the three months ended June 30, 2026, compared to the prior year period. The increase in gross margin was primarily due to IEEPA tariff refunds, positive impacts from price increases and ongoing efficiency efforts, partially offset by tariffs.
Operating Expenses

	Three months ended June 30,		Change
	2026	2025	%
	(in thousands)
Operating expenses:
Selling	$43,702	$34,433	26.9%
Marketing	28,511	23,151	23.2%
General and administrative	40,380	34,747	16.2%
Total operating expenses	112,593	92,331	21.9%
Operating expenses increased by $20.3 million, or 21.9%, for the three months ended June 30, 2026, compared to the prior year period, driven by higher selling expense, general and administrative expense, and marketing expense. As a percentage of net revenues, operating expenses decreased by 3.2 percentage points, primarily driven by leverage on higher net revenues in general and administrative expense, marketing expense and selling expense.
Selling expense increased by $9.3 million, or 26.9%, for the three months ended June 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 0.4 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to leverage on higher net revenues and favorable shipping rates.
Marketing expense increased by $5.4 million, or 23.2%, for the three months ended June 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 0.7 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to leverage on higher net revenues and digital marketing efficiency.
General and administrative expense increased by $5.6 million, or 16.2%, for the three months ended June 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 2.3 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to leverage on higher net revenues and lower stock-based compensation expense.
Other Income, Net

	Three months ended June 30,		Change
	2026	2025	%
	(in thousands)
Other income, net	$1,619	$2,116	(23.5)%
Other income, net decreased for the three months ended June 30, 2026, compared to the prior year period, primarily due to foreign exchange loss.

Provision for Income Taxes

	Three months ended June 30,		Change
	2026	2025	%
	(in thousands)
Provision for income taxes	$8,502	$4,932	72.4%
Provision for income taxes increased by $3.6 million, or 72.4%, for the three months ended June 30, 2026, compared to the prior year period, primarily due to an increase in pretax book income.
Results of Operations
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Six months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)		(as a percentage of net revenues)
Net revenues	$356,521	$277,541	100.0%	100.0%
Cost of goods sold	100,368	90,836	28.2	32.7
Gross profit	256,153	186,705	71.8	67.3
Operating expenses
Selling	80,141	67,111	22.5	24.2
Marketing	58,004	41,307	16.3	14.9
General and administrative(1)	78,263	68,583	22.0	24.7
Total operating expenses	216,408	177,001	60.7	63.8
Net income from operations	39,745	9,704	11.1	3.5
Other income, net	3,581	4,191	1.0	1.5
Net income before provision for income taxes	43,326	13,895	12.2	5.0
Provision for income taxes	8,659	6,898	2.4	2.5
Net income	$34,667	$6,997	9.7%	2.5%
(1)Includes stock-based compensation expense of $12.2 million and $14.9 million for the six months ended June 30, 2026 and 2025, respectively.
Net Revenues

	Six months ended June 30,		Change
	2026	2025	%
	(in thousands)
Net revenues	$356,521	$277,541	28.5%
Net revenues increased by $79.0 million, or 28.5%, for the six months ended June 30, 2026, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders and higher AOV.

Cost of Goods Sold, Gross Profit and Gross Margin

	Six months ended June 30,		Change
	2026	2025
	(in thousands, except margin)
Cost of goods sold	$100,368	$90,836	10.5%
Gross profit	256,153	186,705	37.2%
Gross margin	71.8%	67.3%	450 bps
Cost of goods sold increased by $9.5 million, or 10.5%, for the six months ended June 30, 2026, compared to the prior year period. The increase in cost of goods sold was primarily due to higher unit sales and tariffs, partially offset by IEEPA tariff refunds.
Gross profit increased by $69.4 million, or 37.2%, for the six months ended June 30, 2026, compared to the prior year period. The increase in gross profit was primarily due to higher unit sales, IEEPA tariff refunds and positive impact from price increases, partially offset by tariffs.
Gross margin increased 4.5 percentage points for the six months ended June 30, 2026, compared to the prior year period. The increase in gross margin was primarily due to IEEPA tariff refunds, positive impacts from price increases and ongoing efficiency efforts, largely offset by tariffs.
Operating Expenses

	Six months ended June 30,		Change
	2026	2025	%
	(in thousands)
Operating expenses:
Selling	$80,141	$67,111	19.4%
Marketing	58,004	41,307	40.4%
General and administrative	78,263	68,583	14.1%
Total operating expenses	216,408	177,001	22.3%
Operating expenses increased by $39.4 million, or 22.3%, for the six months ended June 30, 2026, compared to the prior year period, driven by higher marketing expense, selling expense, and general and administrative expense. As a percentage of net revenues, operating expenses decreased by 3.1 percentage points, primarily due to leverage on higher net revenues in general and administrative expense and selling expense, partially offset by an increase in marketing expense.
Selling expense increased by $13.0 million, or 19.4%, for the six months ended June 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 1.7 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to leverage on higher net revenues, favorable shipping rates and lower fulfillment expense due to fulfillment center optimization.
Marketing expense increased by $16.7 million, or 40.4%, for the six months ended June 30, 2026, compared to the prior year period and, as a percentage of net revenues, increased by 1.4 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to our 2026 Winter Olympics campaign, partially offset by leverage on higher net revenues, and revenue efficiency on digital marketing spend.
General and administrative expense increased by $9.7 million, or 14.1%, for the six months ended June 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 2.7 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to leverage on higher net revenues and lower stock-based compensation expense.

Other Income, Net

	Six months ended June 30,		Change
	2026	2025	%
	(in thousands)
Other income, net	$3,581	$4,191	(14.6)%
Other income, net decreased for the six months ended June 30, 2026, compared to the prior year period, primarily due to foreign exchange loss.
Provision for Income Taxes

	Six months ended June 30,		Change
	2026	2025	%
	(in thousands)
Provision for income taxes	$8,659	$6,898	25.5%
Provision for income taxes increased by $1.8 million, or 25.5%, for the six months ended June 30, 2026, compared to the prior year period, primarily due to an increase in pretax book income.
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
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of June 30, 2026 and 2025, respectively, are presented in the following table:

	As of June 30,
	2026	2025
	(in thousands)
Active customers	3,097	2,736
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding 12-month period divided by the current period active customers. Net revenues per active customer as of June 30, 2026 and 2025, respectively, are presented in the following table:

	As of June 30,
	2026	2025
Net revenues per active customer	$229	$208
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high AOV demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three and six months ended June 30, 2026 and 2025, respectively, are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average order value	$127	$117	$125	$118
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate adjusted EBITDA as net income adjusted to exclude: other income, net; gain/loss on disposal of assets; provision for income taxes; depreciation and amortization expense; stock-based compensation and related expense; transaction costs; expenses related to non-ordinary course disputes; and refunds recognized for IEEPA tariffs incurred on goods sold in the prior fiscal year. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by net revenues.
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

The following table reflects a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP and presents adjusted EBITDA margin with net income margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except margin)		(in thousands, except margin)
Net income	$28,379	$7,099	$34,667	$6,997
Add (deduct):
Other income, net	(1,619)	(2,116)	(3,581)	(4,191)
Provision for income taxes	8,502	4,932	8,659	6,898
Depreciation and amortization expense(1)	2,371	2,153	5,782	4,152
Stock-based compensation and related expense(2)	6,852	7,659	12,840	15,046
IEEPA tariff refund(3)	$(7,899)	$—	$(7,899)	$—
Adjusted EBITDA(4)	$36,586	$19,727	$50,468	$28,902

Net revenues	$196,619	$152,640	$356,521	$277,541
Net income margin(5)	14.4%	4.7%	9.7%	2.5%
Adjusted EBITDA Margin	18.6%	12.9%	14.2%	10.4%
(1)Excludes amortization of debt issuance costs included in “Other income, net.”
(2)Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3)Consists of refunds recognized for IEEPA tariffs incurred on goods sold in the year ended December 31, 2025.
(4)For the six months ended June 30, 2025, reflects $171,000 of stock-based compensation expense and payroll taxes inadvertently not reflected in our previously disclosed Adjusted EBITDA results for the three months ended March 31, 2025.
(5)Net income margin represents net income as a percentage of net revenues.
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

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$43,653	$(3,195)
Less: capital expenditures	(5,026)	(2,399)
Free cash flow	$38,627	$(5,594)

Liquidity and Capital Resources
Cash Availability
As of June 30, 2026 and December 31, 2025, we had $108.5 million and $82.0 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities and the sale of our capital stock.

Tariff Refund Receivable
Following the three months ended June 30, 2026, we received the $16.0 million IEEPA tariff refund receivable outstanding as of June 30, 2026, which we expect to record in cash and cash equivalents on our condensed consolidated balance sheets for the quarter ending September 30, 2026. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our IEEPA tariff refund claims.

Amended and Restated Credit Agreement
In September 2021, we entered into a credit agreement with Bank of America, N.A. (as amended from time to time, the “Credit Agreement”) providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). On November 3, 2025, we entered into a second amendment to the Credit Agreement, which, among other things, extends the maturity date of the 2021 Facility from September 7, 2026 to November 3, 2030 and reduces the annual commitment fee to 0.15% of the unused Revolving Facility (as defined in the Credit Agreement). As of June 30, 2026, we had no outstanding borrowings under the 2021 Facility (other than $8.4 million of outstanding letters of credit) and available borrowings of $91.6 million.
See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
Share Repurchase Program
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, bringing the total authorization for repurchases under the program as of that date to up to $100.0 million of our outstanding Class A common stock. During the three months ended June 30, 2026, we repurchased 2,009,381 shares of our Class A common stock for approximately $24.0 million. During the six months ended June 30, 2026, we repurchased 2,580,973 shares of our Class A common stock for approximately $32.8 million. As of June 30, 2026, we had approximately $19.2 million available for future repurchases under the share repurchase program.
On August 6, 2026, our board of directors authorized an additional increase of $100.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $200.0 million of our outstanding Class A common stock. Following the authorization of the increase, as of the date hereof, we have approximately $119.2 million available for future repurchases under the share repurchase program.
Use of Cash
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2026	2025
	(in thousands)
Cash flows from operating activities	$43,653	$(3,195)
Cash flows from investing activities	24,724	(29,098)
Cash flows from financing activities	(41,747)	(2,503)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(76)	—
Net change in cash and cash equivalents	$26,554	$(34,796)
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities increased by $46.8 million for the six months ended June 30, 2026, compared to the same period last year. The increase was due to the timing of cash payments for accrued expenses of $38.6 million, an increase in our net income including the impact of non-cash adjustments of $28.6 million, and lower inventory purchases of $28.2 million. The increase in our net income includes a benefit to cost of goods sold from IEEPA tariff refunds. The increase was partially offset by the timing of cash payments of accounts payable of $18.7 million, IEEPA tariff refund receivable of $16.0 million, the timing of cash payments of accrued compensation and benefits of $8.3 million, and the timing of cash payments of prepaid expenses and other current assets of $4.7 million.
Investing Activities
Cash flows from investing activities consist of capital expenditures, as well as purchases, maturities, and sales of investments.
Cash flows from investing activities increased by $53.8 million for the six months ended June 30, 2026, compared to the same period last year. The increase in cash flows from investing activities was primarily due to higher maturities and sales of available-for-sale securities of $91.8 million. This was offset by higher purchases of available-for-sale securities of $34.1 million, and higher purchases of property and equipment of $2.6 million.
Financing Activities
Cash flows from financing activities consist primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities decreased by $39.2 million as compared to the same period last year. The decrease in financing cash flows was primarily due to an increase in repurchases of Class A common stock of $30.1 million. In addition, cash flows from financing activities decreased due to payments for taxes related to the net share settlement of equity awards of $9.8 million, with no comparable activity in the prior year.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2025 Annual Report on Form 10-K.
Refer to Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for any commitments entered into during the three and six months ended June 30, 2026.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint. On January 10, 2025, the court granted the motion in its entirety as to FIGS and the executive officer and director defendants, dismissed certain claims with prejudice and granted plaintiffs leave to amend the complaint further as to the remaining claims. Thereafter, plaintiffs declined to file an amended complaint and the court entered judgment against the plaintiffs on February 13, 2025. Plaintiffs filed an appeal from the dismissal with the United States Court of Appeals for the Ninth Circuit, and oral argument in the appeal took place on July 7, 2026. The appeal is now under submission.

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
There are also other risks and costs inherent in doing business in international markets, some of which have occurred from time to time, including:
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
•    fluctuations in inflationary conditions, which could increase our costs of doing business in certain countries and/or affect our or our international customers' purchasing power;

•    fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars;
•    political or social unrest, economic instability or armed conflict in a specific country or region in which we operate, including, for example, Russia’s invasion of Ukraine, conflict with Iran and other conflict in the Middle East; and
•    natural disasters in a specific country or region in which we operate.
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

Our supply of raw materials and ability to receive inbound inventory efficiently and ship merchandise to customers, including at costs to which we are accustomed, may also be negatively affected by military conflicts, political or social instability, terrorism or global trade policy. For example, as a result of ongoing conflict in the Middle East, including the conflict involving the United States, Israel and Iran, from time to time there have been disruptions in commercial shipping, including to supply chain routes in the region that we have historically used to transport raw materials to, and finished product from, our Jordanian manufacturing partner. Global ocean freight traffic has also been impacted by the conflict and shifts in global trade policy, resulting in periodic shipping delays, and volatility in freight costs, capacity and transit times. As a result, we have from time to time experienced delays in the delivery of raw materials to, and finished goods from, our manufacturers, as well as elevated ocean freight rates and shipping costs. To address these impacts, we have from time to time proactively sought alternative ways to ship raw materials and receive inventory, including selecting new vessel routes and ports, using increased air freight from time to time, pre-negotiating ocean freight shipping rates, and adjusting our product launch schedule to account for delays. If there are continued or increased hostilities in the Middle East or continued uncertainty surrounding global trade policy, there could be continued increases in shipping times and ocean and air freight rates, as well as other impacts to our supply chain, which could adversely affect our business, financial condition and results of operations.

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
If we experience problems with our distribution center’s operational infrastructure, our ability to meet customer expectations, manage inventory, complete sales, ship products and achieve objectives for operating efficiencies could be harmed.

We currently rely on our sole fulfillment center in Goodyear, Arizona, which is leased by us and operated by a third-party logistics provider, for all of our product distribution. We also from time to time rely on several additional third-party storage locations to house inventory and for other logistics purposes. Our fulfillment center and storage locations include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our fulfillment, storage and retail operations, and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures, some of which have occurred from time to time. In addition, because all of our products are distributed from our Goodyear fulfillment center, our operations could also be interrupted by labor difficulties, or by floods, fires or other natural disasters near our fulfillment center or other locations we may use from time to time. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we or our third-party logistics provider are unable to adequately staff our fulfillment center to meet demand or if the cost of such staffing is higher than historical or projected costs due to mandated wage increases, regulatory changes, hazard pay, international expansion or other factors, some of which has occurred from time to time and may occur again in the future, our results of operations could be harmed.

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
We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been, and will continue to be, affected by various factors, including unanticipated changes in general market conditions, economic conditions or consumer confidence in future economic conditions and geopolitical conditions, including as a result of changes in global trade policy. Failure to accurately forecast demand has in the past, and may in the future, result in inefficient inventory supply or increased costs. This risk may be exacerbated by the fact that we may not carry a significant amount of inventory and may not be able to satisfy short-term demand increases, including as a result of the withhold release order (“WRO”) issued by U.S. Customs and Border Protection (“CBP”) against certain garments produced by our Jordanian manufacturing partner. In addition, if we experience increased shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. For example, faster than anticipated ocean freight transit times following our decision to increase weeks of supply during periods of ocean freight transit time volatility, and sales below our expectations as a result of inflationary pressure on consumer spending, have from time to time resulted in increased levels of inventory on hand, which has from time to time resulted in increased storage needs and costs.
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

Our supply chain consists of a diversified network of global production partners spread across multiple continents. We source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products from suppliers located predominantly in the Asia Pacific region. We then work with manufacturing partners to produce our products in facilities located in Southeast Asia, the Middle East, China and South America. During the quarter ended June 30, 2026, approximately 60% of our finished goods were produced by suppliers in Vietnam and approximately one-third by our Jordanian manufacturing partner. Limited production also occurred in China and other countries. As a result of the WRO issued by CBP on June 23, 2026 against certain garments produced by our Jordanian manufacturing partner, our products produced by this partner may not currently be imported into the United States, and we may ultimately be unable or choose not to sell recently finished product from this partner. We have instituted various strategies to mitigate the impact of the WRO, including transitioning raw materials and future production to our other manufacturing partners, although doing so may increase risks associated with our reliance on a limited number of third party suppliers. Overall, we expect the WRO will adversely impact our net revenues, gross margin, and inventory levels in the second half of 2026.

As part of our overall supply chain strategy, we also continuously work to strengthen our sourcing and manufacturing capabilities, which from time to time includes diversifying manufacturing operations geographically and strategically refining our manufacturing base into high-quality manufacturing partners to improve product quality and consistency. We have also implemented, and plan to continue to implement as needed, various mitigation strategies in response to the sustained elevated U.S. tariff levels, which have included, and may in the future again include, adjusting the countries from which we source our products and renegotiating prices with suppliers, but we cannot be certain how effective these measures will be over the long term. These efforts may lead, and from time to time have led, to additional risks and costs, which may adversely impact our results of operations in the short term.
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

The United States has announced and implemented changes to U.S. trade policy in recent years, including increasing tariffs on imports, in some cases significantly, and potentially modifying or terminating existing trade agreements, which, in certain instances, has prompted retaliatory trade measures by other countries. These measures have increased our product costs. The changes to U.S. trade policy and the tariff environment have also been dynamic, unpredictable and subject to ongoing modification. For example, in April 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus additional country-specific tariffs applicable to certain trading partners. Since that announcement, tariff rates and effective dates have been adjusted on several occasions. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of tariffs that had been in effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it did not address the Administration’s ability to impose tariffs using other mechanisms. The Administration responded by invoking a 10.0% global tariff pursuant to Section 122 of the Trade Act of 1974 (the “Trade Act”), effective on February 24, 2026, which expired on July 24, 2026. On July 23, 2026, the Administration imposed new tariffs ranging from 10.0%-12.5% pursuant to Section 301 of the Trade Act, effective July 24, 2026. These tariffs are intended to replace the Section 122 tariffs and affect imports from approximately 60 countries and territories, including those where our suppliers are located. As of the date hereof, goods manufactured in Vietnam and Jordan are subject to tariff rates of 12.5% and 10.0%, respectively.

The ruling, and the Administration’s subsequent actions, have created substantial uncertainty regarding the tariff environment, including with respect to (i) the scope and duration of the new tariffs imposed under Section 301 and any new or higher tariffs that may be imposed and (ii) the outcome of pending legal challenges to the Section 122 tariffs and the potential for further legal challenges to those, the Section 301 tariffs and any future tariffs. Any prolonged uncertainty or volatility in tariff policy could disrupt our supply chain planning, increase our costs and adversely affect our ability to price our products competitively. Moreover, tariffs and other trade barriers, including those imposed by other countries on the United States, could adversely impact demand for our products domestically and in international markets, which in turn could adversely affect our inventory levels. Given that substantially all of our products are currently manufactured outside of the United States, additional trade actions by the United States or other countries could further increase our product costs and harm our business, financial condition and results of operations.

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

Moreover, our products are also subject to importation-related regulations, including those enforced by CBP, such as WROs. For example, on June 23, 2026, CBP issued a WRO against certain garments produced by our Jordanian manufacturing partner. As a result of the WRO, our products produced by this partner may not currently be imported into the United States, and we may ultimately be unable or choose not to sell recently finished product from this partner. We have instituted various strategies to mitigate the impact of the WRO, including transitioning raw materials and future production to our other manufacturing partners. Overall, we expect the WRO to adversely impact our net revenues, gross margin, and inventory levels in the second half of 2026. Future WROs could cause material delays and further unexpectedly affect our business, financial condition and results of operations.

CBP has also in the past held and may in the future hold our goods for inspection or challenge or disagree with our classification of our imports, or our valuation or country of origin determinations. While we have not experienced material delays or duty or tariff liabilities in such instances, such challenges could in the future result in material delays or duty or tariff liabilities, including duties or tariffs on past imports, as well as penalties and interest.

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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us, subject our goods to detention or exclusion, or cause us to seek alternate suppliers or manufacturers, which could affect our business, financial condition and results of operations. For example, previously there were allegations relating to the working conditions at our Jordanian manufacturing partner. On June 23, 2026, CBP issued a WRO against certain garments produced by that partner. As a result of the WRO, our products produced by this partner may not currently be imported into the United States, and we may ultimately be unable or choose not to sell recently finished product from this partner. We have instituted various strategies to mitigate the impact of the WRO, including transitioning raw materials and future production to our other manufacturing partners, although doing so may increase risks associated with our reliance on a limited number of third party suppliers. These developments have subjected us, and may continue to subject us, to additional costs and challenges, including supply chain disruption, and increased sourcing and logistics costs, which we expect to adversely affect our net revenues, gross margin and inventory levels in the second half of 2026.

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
Certain legacy trade restrictions related to the Xinjiang region of China could also impact our business. The U.S. Government has taken several steps to address forced labor concerns in the Xinjiang Uyghur Autonomous Region of China, including sanctions on specific entities and individuals; WROs issued by CBP that prohibit the entry of imports of certain items from Xinjiang; and the Uyghur Forced Labor Prevention Act, which imposes a rebuttable presumption against

U.S. imports of any items from Xinjiang and specifically targets the cotton and apparel industry as high-priority sectors for enforcement. We do not intentionally source any products or materials from the Xinjiang region (either directly or indirectly through our supply chain) and we prohibit our suppliers and manufacturers from doing business with or sourcing from any company or entity located in China’s Xinjiang region. However, the presumptive ban on virtually all imports from that region has from time to time affected and could in the future affect the global sourcing and availability of raw materials, such as cotton and rayon, used in the manufacturing of certain of our products and/or lead to our products being held for inspection by CBP and delayed, which has occurred from time to time, or rejected for entry into the United States, which could unexpectedly affect our inventory levels, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. Even if we were not subject to penalties, fines or sanctions, if products we source are linked in any way to the Xinjiang region, our reputation could be harmed. If our vendors are unable to obtain raw materials or finished goods from the countries where we or they wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so should increase, or any new restrictions imposed on U.S. companies that do business in China or other changes that lead to restrictions on our ability to do business in China, including near-term changes in global trade policy and additional tariffs or future trade barriers our business, financial condition and results of operations could be adversely affected.
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
Opening Community Hubs also subjects us to costs and risks related to compliance with labor and employment laws. We may face significant exposure to changes in laws governing our relationships with our workforce, including wage and hour laws and regulations, fair labor standards, minimum wage requirements, overtime pay, unemployment tax rates, union protections, workers’ compensation rates, pension contributions, citizenship requirements and payroll taxes, which could cause our business, financial condition and results of operations to be adversely affected. These laws also change frequently, exist at federal, state, and local levels, and may be difficult to interpret and apply. There is also a risk of potential claims related to discrimination and harassment, health and safety, wage and hour laws, criminal activity, personal injury, and other claims, any of which could have an adverse effect on our business, financial condition and results of operations.
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

We currently rely on our sole fulfillment center in Goodyear, Arizona, which is leased by us and operated by a third-party logistics provider, for all of our product distribution. We also expect to open additional facilities in the future as our business expands. As we continue to add fulfillment capabilities, technology, warehouse capabilities and space, product categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network has and will become increasingly complex and operating it will become more challenging. Moreover, the expansion of fulfillment operations could result in significantly increased costs, expenses and/or shipping times, disruptions and complications related to inventory planning and product launch schedules, impeded customer service and reduced sales. The expansion of our fulfillment capacity from time to time has also put pressure on our managerial, financial, operational and other resources, as well as temporarily affected shipping times, caused shipping disruptions and resulted in increased costs. We cannot assure you that we will be able to locate additional suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. In addition, we may be required to further expand our capacity sooner than we anticipate. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities or effectively control expansion-related expenses, our order fulfillment and shipping times may be delayed and our business, financial condition and results of operations could be adversely affected.
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
Like other eCommerce companies, we (along with our supply chain partners and other third-party vendors) are vulnerable to hacking, malware, computer viruses, unauthorized access, phishing or social engineering attacks, ransomware and extortion-based attacks, credential stuffing attacks, denial-of-service attacks, bugs, misconfigurations, exploitation of software vulnerabilities, AI-based attacks and other real or perceived cyberattacks. Additionally, our workforce predominantly remains in a hybrid work environment, which has heightened the risk of these potential vulnerabilities. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or corruption of data or unauthorized access to or disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property, damage to our IT Systems, operational disruptions, or disruption of our ability to make financial reports and other public disclosures required of public companies. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.
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

An increasing number of the IT Systems upon which we rely offer artificial intelligence capabilities, including those based on machine learning and large language models. We currently use third-party artificial intelligence tools, including agentic AI, to aid with certain business purposes, including in the operation of our Goodyear, Arizona fulfillment center, marketing efforts, data summarization and interpretation, coding, market research, asset development, administrative tasks and customer support.

We expect that increased investment will be required in the future to continuously improve our use of artificial intelligence technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of, or our investments in, such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our artificial intelligence technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our business, as well as our reputation could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. Further, use of artificial intelligence platforms by our team members, whether authorized or unauthorized, may increase the risk that our proprietary information will be unintentionally disclosed or undermine our claims to certain intellectual property.

Because we use artificial intelligence technologies licensed from third parties, our ability to continue to use such technologies at the scale we need is dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party artificial intelligence technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party artificial intelligence technologies become incompatible with our IT Systems or unavailable for use, or if the providers of such models unfavorably change the terms on which their artificial intelligence technologies are offered or terminate their relationship with us, our business will be harmed. In addition, to the extent any third-party artificial intelligence technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

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
We have obtained design patents in the United States and corresponding industrial design registrations in other countries on certain aspects of some of our product designs, and we have applications pending for additional design patents and industrial design registrations. In addition, our products are made using our proprietary blends of raw materials, fabrics and fabric treatments, which results in products unique to us; however, we do not own the intellectual property rights for the underlying fabric technology, fabric treatments or fabrics. Our ability to obtain intellectual property protection for our products is therefore limited. As a result, our current and future competitors may attempt to imitate our products and fabrics and do so at lower prices. If our competitors are successful in doing so, our business, financial condition and results of operations could be adversely affected.
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

The labeling, distribution, importation, marketing and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States, the Competition Bureau and Health Canada in Canada, as well as by various other federal, state, provincial, local and international regulatory authorities in the countries in which our products are distributed or sold. If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant penalties or claims, which could harm our results of operations or our ability to conduct our business. Certain laws, particularly relating to environmental, health and safety matters, may also impose liability without regard to fault or to the legality of the action at the time of occurrence. Any investigations or inquiries by governmental agencies, including as a result of the WRO against our Jordanian manufacturing partner, or otherwise, could result in significant settlement amounts, damages, fines or other penalties, divert financial and management resources and result in significant legal fees. An unfavorable outcome of any particular proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, the adoption of new regulations or changes in the interpretation of existing regulations may result in significant compliance costs, difficulties in the marketing or sale of our products, the discontinuation of product sales, inventory write-offs, or increased donations, any of which could adversely affect our business, financial condition and results of operations.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us or tender offer that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions, among other things:
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

In August 2024, our board of directors authorized a share repurchase program to repurchase up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, and on August 6, 2026, our board of directors authorized an additional increase of $100.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $200.0 million of our outstanding Class A common stock. As of the date hereof, we have approximately $119.2 million available for future repurchases of our Class A common stock under the share repurchase program.

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
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the six months ended June 30, 2026:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program(2) (in thousands)
April 1-April 30, 2026	—	$—	—	$43,164
May 1-May 31, 2026	1,584,469	$11.99	1,584,469	$24,164
June 1-June 30, 2026	424,912	$11.77	424,912	$19,164
Total	2,009,381	$11.94	2,009,381	$19,164
(1) The repurchases may be executed from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. See Note 15 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our share repurchase program with no expiration date, which was publicly announced on August 8, 2024, and the subsequent increases to the share repurchase program, which were publicly announced on February 27, 2025 and August 6, 2026, respectively, to allow for aggregate purchases of up to $200.0 million of our outstanding Class A common stock. Following our board of directors’ authorization of the increases, as of the date hereof, we have approximately $119.2 million available for future repurchases under the share repurchase program.
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

On June 30, 2026, each of Catherine Spear and Sarah Oughtred, our Chief Executive Officer and Chief Financial Officer, respectively, terminated their sell-to-cover instruction letters (the “Instruction Letters”), which were adopted on May 13, 2026 and August 13, 2024, respectively. The Instruction Letters provided for sales of only such number of shares of Class A common stock as are necessary to satisfy the applicable tax withholding obligations arising exclusively from the vesting or settlement of restricted stock units (“RSUs”) granted to each of Mses. Spear and Oughtred, respectively, under the Company’s 2021 Equity Incentive Award Plan or any successor plan. The Instruction Letters were each a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and were intended to satisfy the affirmative defense of Rule 10b5-1(c).

Except for the foregoing, during the three months ended June 30, 2026, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

FIGS, INC.

Date: August 6, 2026	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Sarah Oughtred
	Name:	Sarah Oughtred
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)