Form 10-Q
period 2026-09-30
FIGS, Inc.
filed 2026-11-05
CIK 1846576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, there were 157,487,979 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding and 8,283,641 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential,” “strategy,” “strive” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, without limitation, statements regarding our future results of operations and financial position; our industry; business and macroeconomic trends; the impact of macroeconomic pressures; our use of ocean and air freight; the impact of and expectations related to global supply chain challenges as a result of the conflict in the Middle East and otherwise; the impact of U.S. Customs and Border Protection’s withhold release order against certain garments produced by our Jordanian manufacturing partner and our mitigation strategies; raw materials costs; demand for our products; our expectations regarding the opening and success of retail stores; our plans regarding international expansion and our TEAMS business; our supply chain strategy, sourcing capabilities and manufacturing base; product innovation; our fulfillment center; our plans to open additional fulfillment facilities in the future; the impact of international conflicts on our business; the impact of a future port-worker strike on our business; the impact of, and efforts to mitigate the impact of, tariffs, trade policies and tax laws on our business, including on our gross margin; tariff refunds; our use of artificial intelligence; the impact of future laws, regulations and executive orders on our business; equity compensation; our share repurchase program; our investment in and collaboration with OOG, Inc., including the anticipated benefits of the Collaboration Agreement; our marketing strategy; competition; market growth; our business strategy; and our plans and objectives for future operations.
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
•If we experience problems with our fulfillment center’s operational infrastructure, our ability to meet customer expectations, manage inventory, complete sales, ship products and achieve objectives for operating efficiencies could be harmed.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FIGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$76,470	$81,985
Short-term investments	254,696	218,863
Accounts receivable	7,537	6,271
Inventory, net	121,335	127,966
Prepaid expenses and other current assets	18,543	12,200
Total current assets	478,581	447,285
Non-current assets
Property and equipment, net	36,177	33,938
Operating lease right-of-use assets	61,024	57,134
Deferred tax assets	12,176	12,187
Investment in equity securities	27,735	27,735
Other assets	2,226	1,717
Total non-current assets	139,338	132,711
Total assets	$617,919	$579,996
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,945	$18,187
Operating lease liabilities	9,943	8,175
Accrued expenses	41,889	20,529
Accrued compensation and benefits	14,512	17,194
Sales tax payable	6,061	4,266
Gift card liability	12,256	12,117
Deferred revenue	3,357	3,990
Returns reserve	4,896	4,171
Income tax payable	2,104	1,894
Total current liabilities	108,963	90,523
Non-current liabilities
Operating lease liabilities, non-current	57,074	51,829
Other non-current liabilities	264	182
Total liabilities	166,301	142,534
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock — par value $0.0001 per share, 1,000,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 157,229,236 and 157,559,556 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	16	16
Class B common stock — par value $0.0001 per share, 150,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 8,283,641 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Preferred stock — par value $0.0001 per share, 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	299,352	338,526
Accumulated other comprehensive income (loss)	(422)	196
Retained earnings	152,672	98,724
Total stockholders’ equity	451,618	437,462
Total liabilities and stockholders’ equity	$617,919	$579,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net revenues	$190,689	$151,661	$547,210	$429,202
Cost of goods sold	58,607	45,593	158,975	136,429
Gross profit	132,082	106,068	388,235	292,773
Operating expenses
Selling	44,391	35,841	124,532	102,952
Marketing	25,486	23,472	83,490	64,779
General and administrative	39,996	37,120	118,259	105,703
Total operating expenses	109,873	96,433	326,281	273,434
Net income from operations	22,209	9,635	61,954	19,339
Other income, net
Interest income	2,563	2,315	6,947	6,510
Other income (expense)	(214)	9	(1,017)	5
Total other income, net	2,349	2,324	5,930	6,515
Net income before provision for income taxes	24,558	11,959	67,884	25,854
Provision for income taxes	5,277	3,213	13,936	10,111
Net income	$19,281	$8,746	$53,948	$15,743
Earnings attributable to Class A and Class B common stockholders
Basic earnings per share	$0.12	$0.05	$0.32	$0.10
Diluted earnings per share	$0.10	$0.05	$0.28	$0.09
Weighted-average shares outstanding—basic	165,995,498	163,665,566	166,306,037	162,942,689
Weighted-average shares outstanding—diluted	193,275,680	180,875,933	194,833,504	175,974,151
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$19,281	$8,746	$53,948	$15,743
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on short-term investments, net of tax	(242)	130	(558)	65
Net gains realized on short-term investments and included in net income	—	—	(45)	—
Foreign currency translation adjustment	60	(38)	(15)	76
Total other comprehensive income (loss), net of tax	(182)	92	(618)	141
Total comprehensive income	$19,099	$8,838	$53,330	$15,884
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2024	154,003,352	$15	8,283,641	$—	$312,622	$21	$64,474	$377,132
Issuance of Class A Common Stock upon vesting of Restricted Stock	634,937	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(567,607)	—	—	—	(2,688)	—	—	(2,688)
Stock-based compensation	—	—	—	—	7,239	—	—	7,239
Stock option exercises	169	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(102)	(102)
Other comprehensive loss, net of tax	—	—	—	—	—	(45)	—	(45)
March 31, 2025	154,070,851	$15	8,283,641	$—	$317,173	$(24)	$64,372	$381,536
Issuance of Class A Common Stock upon vesting of Restricted Stock	718,280	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,617	—	—	7,617
Stock option exercises and employee stock purchases	47,698	—	—	—	185	—	—	185
Net income	—	—	—	—	—	—	7,099	7,099
Other comprehensive income, net of tax	—	—	—	—	—	94	—	94
June 30, 2025	154,836,829	$15	8,283,641	$—	$324,975	$70	$71,471	$396,531
Issuance of Class A Common Stock upon vesting of Restricted Stock	842,553	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,827	—	—	6,827
Stock option exercises	194,370	—	—	—	1,133	—	—	1,133
Net income	—	—	—	—	—	—	8,746	8,746
Other comprehensive income, net of tax	—	—	—	—	—	92	—	92
September 30, 2025	155,873,752	$15	8,283,641	$—	$332,935	$162	$80,217	$413,329
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2025	157,559,556	$16	8,283,641	$—	$338,526	$196	$98,724	$437,462
Issuance of Class A Common Stock upon vesting of Restricted Stock	813,633	—	—	—	—	—	—	—
Stock options surrendered for employees’ tax liability	—	—	—	—	(9,758)	—	—	(9,758)
Repurchases of Class A Common Stock	(571,592)	—	—	—	(8,799)	—	—	(8,799)
Stock-based compensation	—	—	—	—	5,451	—	—	5,451
Stock option exercises	649,986	—	—	—	295	—	—	295
Net income	—	—	—	—	—	—	6,288	6,288
Other comprehensive loss, net of tax	—	—	—	—	—	(299)	—	(299)
March 31, 2026	158,451,583	$16	8,283,641	$—	$325,715	$(103)	$105,012	$430,640
Issuance of Class A Common Stock upon vesting of Restricted Stock	967,945	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(2,009,381)	—	—	—	(24,020)	—	—	(24,020)
Stock-based compensation	—	—	—	—	6,968	—	—	6,968
Stock option exercises and employee stock purchases	68,605	—	—	—	535	—	—	535
Net income	—	—	—	—	—	—	28,379	28,379
Other comprehensive loss, net of tax	—	—	—	—	—	(137)	—	(137)
June 30, 2026	157,478,752	$16	8,283,641	$—	$309,198	$(240)	$133,391	$442,365
Issuance of Class A Common Stock upon vesting of Restricted Stock	586,903	—	—	—	—	—	—	—
Stock options and Restricted Stock surrendered for employees’ tax liability	—	—	—	—	(3,711)	—	—	(3,711)
Repurchases of Class A Common Stock	(985,622)	—	—	—	(13,828)	—	—	(13,828)
Stock-based compensation	—	—	—	—	7,183	—	—	7,183
Stock option exercises	149,203	—	—	—	510	—	—	510
Net income	—	—	—	—	—	—	19,281	19,281
Other comprehensive loss, net of tax	—	—	—	—	—	(182)	—	(182)
September 30, 2026	157,229,236	$16	8,283,641	$—	$299,352	$(422)	$152,672	$451,618
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$53,948	$15,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,115	6,478
Deferred income taxes	11	(1,455)
Non-cash operating lease cost	7,403	7,382
Stock-based compensation	19,602	21,683
Accretion of discount and accrued interest on available-for-sale securities	(1,241)	(2,981)
Realized gains on available-for-sale securities	(45)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,266)	(3,517)
Inventory	6,631	(35,474)
Prepaid expenses and other current assets	(6,343)	227
Other assets	500	440
Accounts payable	(3,509)	(4,018)
Accrued expenses	21,360	(7,629)
Accrued compensation and benefits	(2,682)	6,715
Sales tax payable	1,795	25
Gift card liability	139	414
Deferred revenue	(633)	3,696
Returns reserve	725	(656)
Income tax payable	210	(346)
Operating lease liabilities	(4,280)	(6,485)
Other non-current liabilities	82	—
Net cash provided by operating activities	100,522	242
Cash flows from investing activities:
Purchases of property and equipment	(10,719)	(5,305)
Purchases of available-for-sale securities	(255,161)	(185,857)
Maturities and sales of available-for-sale securities	220,011	153,300
Other investing activities	(1,377)	(201)
Net cash used in investing activities	(47,246)	(38,063)
Cash flows from financing activities:
Repurchases of Class A Common Stock	(46,647)	(2,688)
Proceeds from stock option exercises and employee stock purchases	1,340	1,318
Payments for taxes related to net share settlement of equity awards	(13,469)	—
Net cash used in financing activities	(58,776)	(1,370)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(15)	—
Net decrease in cash and cash equivalents	(5,515)	(39,191)
Cash and cash equivalents, beginning of period	$81,985	$85,645
Cash and cash equivalents, end of period	$76,470	$46,454
Supplemental disclosures:
Property and equipment included in accounts payable and accrued expenses	$666	$—
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
In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
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
Variable Interest Entities
The Company determines at the inception of each arrangement whether an entity in which it has made an investment in, or which it has other variable interests in, is considered a variable interest entity (“VIE”). The Company will consolidate VIEs when it determines that it is the primary beneficiary. A primary beneficiary of a VIE has the power to direct activities that most significantly affect the economic performance of the VIE, and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with other applicable GAAP. Periodically, the Company assesses whether any changes in interest or relationship with a VIE affect the determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary. The Company has no investments or other variable interests for which it is the primary beneficiary.
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

The Company’s allowance to write down inventory to the lower of cost or net realizable value was $6.5 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively.
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
The Company generally provides refunds for goods returned within 30 days from the original purchase date. A returns reserve is recorded by the Company based on the historical refund pattern. The returns reserve in the condensed consolidated balance sheets was $4.9 million and $4.2 million as of September 30, 2026 and December 31, 2025, respectively.
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
The Company does not have significant contract balances other than deferred revenue, the allowance for sales returns and liabilities related to its gift cards. The Company recognized revenues of $3.9 million during the nine months ended September 30, 2026 related to the deferred revenue balance that existed at December 31, 2025. During the nine months ended September 30, 2026, revenues recognized related to redemptions from the gift card liability balance that existed at December 31, 2025 were not material. The Company recognizes estimated gift card breakage revenues under the redemption recognition method in proportion to actual gift card redemptions, over the period that remaining gift card values are redeemed. The Company does not have significant contract acquisition costs.

The following table presents the disaggregation of the Company’s net revenues for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
By geography:
United States	$153,860	$127,343	$444,187	$363,310
Rest of the world	36,829	24,318	103,023	65,892
	$190,689	$151,661	$547,210	$429,202
By product:
Scrubwear	$157,509	$127,015	$445,380	$353,999
Non-Scrubwear	33,180	24,646	101,830	75,203
	$190,689	$151,661	$547,210	$429,202
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
The following tables present the Company’s cash equivalents and short-term investments by significant investment category and fair value level as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$29,631	$—	$—	$29,631
U.S. government securities	157,025	—	(249)	156,776
Level 2:
Corporate paper	103,109	2	(197)	102,914
Total	$289,765	$2	$(446)	$289,321

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Level 1:
Money market funds	$35,710	$—	$—	$35,710
U.S. government securities	136,310	125	—	136,435
Level 2:
Corporate paper	90,701	43	(10)	90,734
Total	$262,721	$168	$(10)	$262,879
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
There have been no cumulative upward adjustments or cumulative downward adjustments to the Investment, including impairment, as of September 30, 2026 and December 31, 2025. There were no gains and losses on sales recognized during the three and nine months ended September 30, 2026 and 2025. The Investment is accounted for using the measurement alternative; the carrying value of this investment as of September 30, 2026 and December 31, 2025 was $27.7 million, inclusive of transaction costs.
5. ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade	$6,969	$5,352
Other	568	919
	$7,537	$6,271
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Inventory deposits	$842	$453
Prepaid expenses	8,196	7,458
Prepaid taxes	8,257	3,171
Other	1,248	1,118
	$18,543	$12,200

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Furniture and fixtures	$3,748	$3,160
Office equipment	1,662	1,400
Machinery and equipment	20,180	19,391
Computer equipment	8,169	7,787
Software and website design	20,353	15,535
Leasehold improvements	8,807	7,571
Capital projects in progress	3,141	693
Vehicles	118	118
Total property and equipment	66,178	55,655
Less: accumulated depreciation and amortization	(30,001)	(21,717)
Property and equipment, net	$36,177	$33,938
Depreciation and amortization expense on property and equipment was not material for the three months ended September 30, 2026, and $8.1 million for the nine months ended September 30, 2026. Depreciation and amortization expense on property and equipment was not material for the three months ended September 30, 2025, and $6.5 million for the nine months ended September 30, 2025.
8. ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued inventory	$22,390	$5,972
Accrued shipping	7,253	6,897
Accrued selling expenses	1,196	347
Accrued legal expenses	72	63
Accrued marketing expenses	7,589	4,064
Other accrued expenses	3,389	3,186
	$41,889	$20,529
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
As of September 30, 2026, the Company had letters of credit aggregating to $7.6 million outstanding under the 2021 Facility and available borrowings of $92.4 million. As of September 30, 2026, the Company had no outstanding borrowings under the 2021 Facility. Borrowings under the 2021 Facility are payable on the 2021 Facility Maturity Date. Borrowings bear interest at either (a) Term SOFR (as defined in the Credit Agreement) plus 1.125% or (b) the Base Rate (as defined in the Credit Agreement) plus 0.125%. The annual interest rate for undrawn amounts of the Revolving Facility (as defined in the Credit Agreement) is 0.175% through November 2, 2025 and, upon entry into the Second Amendment, is 0.15% thereafter. Costs associated with entering into the 2021 Facility were not material.
10. COMMITMENTS AND CONTINGENCIES
Taxes on Remote Sellers
The Company is subject to state laws or administrative practices with respect to the taxes on remote sellers. In accordance with ASC 450, Contingencies, the estimate of contingent sales tax payable recorded within sales tax payable on the Company's condensed consolidated balance sheets was not material as of September 30, 2026 and December 31, 2025.
Inventory Purchase Obligations
Inventory purchase obligations as of September 30, 2026 were approximately $74.1 million. These inventory purchase obligations can be impacted by various factors, including the timing of issuing orders and the timing of the shipment of orders.
Legal Contingencies
Legal claims may arise from time to time in the normal course of business, the results of which may have a material effect on the Company’s accompanying condensed consolidated financial statements.
The putative securities class action filed in November 2022 against the Company and certain of its executive officers and directors in the United States District Court for the Central District of California was dismissed with prejudice by the court in January 2025 with judgment against the plaintiffs entered by the court on February 13, 2025. Plaintiffs filed an appeal from that dismissal with the United States Court of Appeals for the Ninth Circuit and oral argument in the appeal took place on July 7, 2026. On August 11, 2026, the Court of Appeals affirmed the District Court's dismissal and entered judgment. Following the Court of Appeals’ decision affirming the dismissal of the securities class action, the related derivative suits against the Company and certain of its executive officers and directors were also dismissed.
The Company intends to vigorously defend against the legal claims it faces. The Company has determined that any potential loss of ongoing legal claims is neither probable nor reasonably estimable and an accrual has not been recorded.
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
The Company recognizes operating lease expense on a straight-line basis over the lease term. Operating lease expense was not material for the three months ended September 30, 2026, and $10.8 million for the nine months ended September 30, 2026. Operating lease expense was not material for the three months ended September 30, 2025, and $9.9 million for the nine months ended September 30, 2025.

Cash payments included in the measurement of operating lease liabilities were $7.8 million and $8.6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
As the rates implicit in the Company’s outstanding leases are not determinable, the Company uses its incremental borrowing rate based on information available on the lease commencement date to determine the present value of lease payments.
The weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases at September 30, 2026 were as follows:

Weighted-average remaining lease term	5.7 years
Weighted-average discount rate	7.1%
Future undiscounted lease payments, and a reconciliation of these payments to the Company’s operating lease liabilities at September 30, 2026, were as follows (in thousands):

Remainder of 2026	$4,320
2027	15,015
2028	16,373
2029	12,159
2030	12,519
Thereafter	21,647
Total lease payments	$82,033
Less: Imputed interest	(15,016)
Total lease liabilities	$67,017
12. INCOME TAXES
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during interim periods.
For the three months ended September 30, 2026 and 2025, the Company’s effective tax rate was 21.5% and 26.9%, respectively. The Company’s effective tax rate differed from the U.S. statutory tax rate primarily due to limitations on the deductibility of officer compensation.
For the three months ended September 30, 2026, the Company recorded income tax expense of $5.3 million. For the three months ended September 30, 2025, income tax expense recorded was not material.
For the nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was 20.5% and 39.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 differed from the U.S. statutory tax rate primarily due to a tax benefit related to stock-based compensation, partially offset by limitations on the deductibility of officer compensation. The Company's effective tax rate for the nine months ended September 30, 2025 differed from the U.S. tax rate primarily due to state taxes and limitations on the deductibility of officer compensation.
For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $13.9 million and $10.1 million, respectively.
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
As the economic rights of Class A and Class B common stock are identical, undistributed earnings are allocated on a proportionate basis and presented on a combined basis. The following table sets forth the computation of basic EPS and diluted EPS and a reconciliation of the weighted average number of common and common equivalent shares outstanding for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$19,281	$8,746	$53,948	$15,743
Denominator:
Weighted-average shares—basic	165,995,498	163,665,566	166,306,037	162,942,689
Effect of dilutive stock options	23,942,640	14,292,854	24,541,701	10,978,001
Effect of dilutive restricted stock units	3,337,542	2,917,513	3,985,766	2,053,461
Weighted-average shares—diluted	193,275,680	180,875,933	194,833,504	175,974,151
Earnings per share:
Basic earnings per share	$0.12	$0.05	$0.32	$0.10
Effect of dilutive stock options and restricted stock units	(0.02)	—	(0.04)	(0.01)
Diluted earnings per share	$0.10	$0.05	$0.28	$0.09
The Company excluded the following weighted average common equivalent shares from the computation of Diluted EPS for the three and nine months ended September 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock	24,304	5,252,863	13,877	6,820,869
Restricted stock units	1,859,966	244,505	1,509,937	796,311
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

15. RELATED PARTY TRANSACTIONS
In November 2024, the Company purchased shares of OOG, Inc. (“OOG”), representing a minority interest in OOG. Heather Hasson, Executive Chairman of the Board, is founder and Chief Executive Officer of OOG and Catherine Spear, a director and Chief Executive Officer of the Company, is a member of OOG’s board of directors. On November 3, 2026, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with OOG.
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
In February 2025, the Company established the FIGS Awesome Humans Foundation (the “Foundation”), a 501(c)(3) public charity. In the three and nine months ended September 30, 2026, the Company donated $0.3 million and $0.5 million, respectively, to the Foundation, the amounts of which are included in general and administrative expenses for the three and nine months ended September 30, 2026.
In September 2026, the Company entered into a Purchase Order Agreement with BAMCO pursuant to which BAMCO agreed to purchase from the Company certain FIGS products in connection with BCG’s 2026 annual conference, for an aggregate purchase price of $0.9 million. In the three and nine months ended September 30, 2026, the Company recognized net revenues of $0.5 million related to FIGS products sold to affiliates of BCG.
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
On February 27, 2025, the Board authorized an increase of $50.0 million to the share repurchase program and on August 6, 2026, the Board authorized an additional increase of $100.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $200.0 million of the Company’s outstanding Class A common stock.
During the three months ended September 30, 2026, share repurchases totaled 985,622 shares of Class A common stock for approximately $13.8 million, which were retired. During the nine months ended September 30, 2026, share repurchases totaled 3,566,595 shares of Class A common stock for approximately $46.6 million, which were retired. As of September 30, 2026, the Company had approximately $105.3 million available for future repurchases of its Class A common stock under the share repurchase program.

17. IEEPA TARIFF REFUNDS
On February 20, 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of U.S. tariffs that had been in effect since early 2025. On March 4, 2026, U.S. Customs and Border Protection (“CBP”) began processing refunds of the tariffs imposed under IEEPA. CBP accepted the Company’s Phase I refund claims in the aggregate amount of $20.5 million, including associated interest. As of September 30, 2026, the Company has received all of the accepted Phase I claims.
The accounting for the IEEPA tariff refunds reflects the original treatment of the underlying tariff costs. During the nine months ended September 30, 2026, the Company recognized $17.4 million of reductions in cost of goods sold in the Company's condensed consolidated statements of operations, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted, $7.9 million of which relates to IEEPA tariffs on goods sold in the prior fiscal year. During the three months ended September 30, 2026, reductions recognized in cost of goods sold representing the expense for IEEPA tariffs were not material.

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
At September 30, 2026, we had approximately 3.2 million active customers. Our customers come to us through word of mouth referrals, as well as through our data-driven brand and performance marketing efforts. See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for a definition of active customers.
In the three and nine months ended September 30, 2026, we had the following results compared to the comparable period in 2025:
◦Expanded our community of active customers by 14.3% from approximately 2.8 million at September 30, 2025 to approximately 3.2 million at September 30, 2026;
◦Net revenues increased from $151.7 million to $190.7 million, or 25.7%, in the three months ended September 30, 2026, and increased from $429.2 million to $547.2 million, or 27.5%, in the nine months ended September 30, 2026;
◦Gross margin decreased 0.6 percentage points from 69.9% to 69.3% in the three months ended September 30, 2026, and increased 2.7 percentage points from 68.2% to 70.9% in the nine months ended September 30, 2026;

◦Net income increased from $8.7 million to $19.3 million in the three months ended September 30, 2026, and increased from $15.7 million to $53.9 million in the nine months ended September 30, 2026;
◦Net income margin increased from 5.8% to 10.1% in the three months ended September 30, 2026, and increased from 3.7% to 9.9% in the nine months ended September 30, 2026;
◦Adjusted EBITDA increased from $18.9 million to $31.5 million in the three months ended September 30, 2026, and increased from $47.8 million to $82.0 million in the nine months ended September 30, 2026, representing an adjusted EBITDA margin of 16.5% and 15.0%, respectively;
◦Cash flows from operating activities increased from $0.2 million to $100.5 million in the nine months ended September 30, 2026; and
◦Free cash flow increased from $(5.1) million to $89.8 million in the nine months ended September 30, 2026.
See the section titled “Key Operating Metrics and Non-GAAP Financial Measures” for information regarding adjusted EBITDA, adjusted EBITDA margin and free cash flow, including reconciliations to the most directly comparable financial measures prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Recent Developments

Global Trade Policy

We continue to monitor changes in policy impacting global trade which have been dynamic, unpredictable and subject to ongoing modification. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of U.S. tariffs that had been in effect since early 2025. The Administration responded by invoking a 10.0% global tariff pursuant to Section 122 of the Trade Act of 1974 (the “Trade Act”), effective on February 24, 2026, which expired on July 24, 2026, and new tariffs ranging from 10.0% to 12.5% pursuant to Section 301 of the Trade Act, effective July 24, 2026. These new tariffs affect imports from approximately 60 countries and territories, including those where our suppliers are located. The ruling and the Administration’s subsequent actions have created substantial uncertainty, including with respect to (i) the scope and duration of the new tariffs imposed under Section 301 and any new or higher tariffs that may be imposed and (ii) the outcome of pending legal challenges to the Section 122 and Section 301 tariffs and the potential for further legal challenges to those and any future tariffs.

Tariffs have increased our product costs. We have implemented, and plan to continue to implement as needed, various mitigation strategies, which have included, and may in the future again include, adjusting the countries from which we source our products and renegotiating terms with suppliers, but we cannot be certain how effective they will be over the long term. Without taking into account mitigation efforts and based on the information available to us as of the date of this Quarterly Report on Form 10-Q, we believe that tariffs will continue to negatively impact our costs for 2026, although to a lesser extent than we previously anticipated in our 2025 Annual Report on Form 10-K. This expectation and actual impact may change materially as conditions evolve and new information becomes available.

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

CBP Withhold Release Order

On June 23, 2026, CBP issued a withhold release order (“WRO”) against certain garments produced by our Jordanian manufacturing partner, which prevents those products from being imported into the United States. We have transitioned production from this partner to our other manufacturing partners. The WRO adversely impacted net revenues, costs and inventory levels for the three months ended September 30, 2026, and we expect the WRO will continue to adversely impact net revenues, costs and inventory levels for at least the remainder of the year ending December 31, 2026. See Part II, Item 1A. “Risk Factors—Risks Related to Our Business—Our reliance on a limited number of third-party suppliers to provide materials for and produce our products could cause problems in our supply chain and subject us to additional risks” and “—Our ability to source and distribute our products, including our ability to do so profitably, is impacted by global trade policy.”
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
Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Three months ended September 30,		Three months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(as a percentage of net revenues)
Net revenues	$190,689	$151,661	100.0%	100.0%
Cost of goods sold	58,607	45,593	30.7	30.1
Gross profit	132,082	106,068	69.3	69.9
Operating expenses
Selling	44,391	35,841	23.3	23.6
Marketing	25,486	23,472	13.4	15.5
General and administrative(1)	39,996	37,120	21.0	24.5
Total operating expenses	109,873	96,433	57.6	63.6
Net income from operations	22,209	9,635	11.6	6.4
Other income, net	2,349	2,324	1.2	1.5
Net income before provision for income taxes	24,558	11,959	12.9	7.9
Provision for income taxes	5,277	3,213	2.8	2.1
Net income	$19,281	$8,746	10.1%	5.8%
(1)Includes stock-based compensation expense of $6.9 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively.

Net Revenues

	Three months ended September 30,		Change
	2026	2025	%
	(in thousands)
Net revenues	$190,689	$151,661	25.7%
Net revenues increased by $39.0 million, or 25.7%, for the three months ended September 30, 2026, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders and higher AOV.
Gross Profit and Gross Margin

	Three months ended September 30,		Change
	2026	2025
	(in thousands, except margin)
Gross profit	132,082	106,068	24.5%
Gross margin	69.3%	69.9%	(60) bps
Gross profit increased by $26.0 million, or 24.5%, for the three months ended September 30, 2026, compared to the prior year period. The increase in gross profit was primarily due to higher unit sales, positive impacts from price increases and ongoing efficiency efforts, partially offset by outsized improvements in returns processing in the prior year and higher inventory reserves.
Gross margin decreased 0.6 percentage points for the three months ended September 30, 2026, compared to the prior year period. The decrease in gross margin was primarily due to outsized improvements in returns processing in the prior year and higher inventory reserves, partially offset by positive impacts from price increases and ongoing efficiency efforts.
Operating Expenses

	Three months ended September 30,		Change
	2026	2025	%
	(in thousands)
Operating expenses:
Selling	$44,391	$35,841	23.9%
Marketing	25,486	23,472	8.6%
General and administrative	39,996	37,120	7.7%
Total operating expenses	109,873	96,433	13.9%
Operating expenses increased by $13.4 million, or 13.9%, for the three months ended September 30, 2026, compared to the prior year period, driven by higher selling expense, general and administrative and marketing expense. As a percentage of net revenues, operating expenses decreased by 6.0 percentage points, primarily driven by leverage on higher net revenues in general and administrative expense, marketing expense and selling expense.
Selling expense increased by $8.6 million, or 23.9%, for the three months ended September 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 0.3 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to leverage on higher net revenues and favorable shipping rates, partially offset by ongoing fuel pressures, supplier transition costs and international mix impact.
Marketing expense increased by $2.0 million, or 8.6%, for the three months ended September 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 2.1 percentage points. The decrease in marketing expense as a percentage of net revenues was primarily due to leverage on higher net revenues and digital marketing efficiency.

General and administrative expense increased by $2.9 million, or 7.7%, for the three months ended September 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 3.5 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to leverage on higher net revenues, partially offset by increased investment in people.
Other Income, Net

	Three months ended September 30,		Change
	2026	2025	%
	(in thousands)
Other income, net	$2,349	$2,324	1.1%
Other income, net increased for the three months ended September 30, 2026, compared to the prior year period, primarily due to higher interest income, largely offset by foreign exchange loss.
Provision for Income Taxes

	Three months ended September 30,		Change
	2026	2025	%
	(in thousands)
Provision for income taxes	$5,277	$3,213	64.2%
Provision for income taxes increased by $2.1 million, or 64.2%, for the three months ended September 30, 2026, compared to the prior year period, primarily due to an increase in pretax book income.
Results of Operations
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth information comparing the components of our results of operations for the periods indicated and our results of operations as a percentage of net revenues for the periods presented.

	Nine months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)		(as a percentage of net revenues)
Net revenues	$547,210	$429,202	100.0%	100.0%
Cost of goods sold	158,975	136,429	29.1	31.8
Gross profit	388,235	292,773	70.9	68.2
Operating expenses
Selling	124,532	102,952	22.8	24.0
Marketing	83,490	64,779	15.3	15.1
General and administrative(1)	118,259	105,703	21.6	24.6
Total operating expenses	326,281	273,434	59.6	63.7
Net income from operations	61,954	19,339	11.3	4.5
Other income, net	5,930	6,515	1.1	1.5
Net income before provision for income taxes	67,884	25,854	12.4	6.0
Provision for income taxes	13,936	10,111	2.5	2.4
Net income	$53,948	$15,743	9.9%	3.7%
(1)Includes stock-based compensation expense of $19.1 million and $21.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Net Revenues

	Nine months ended September 30,		Change
	2026	2025	%
	(in thousands)
Net revenues	$547,210	$429,202	27.5%
Net revenues increased by $118.0 million, or 27.5%, for the nine months ended September 30, 2026, compared to the prior year period. The increase in net revenues was primarily driven by an increase in orders and higher AOV.
Gross Profit and Gross Margin

	Nine months ended September 30,		Change
	2026	2025
	(in thousands, except margin)
Gross profit	388,235	292,773	32.6%
Gross margin	70.9%	68.2%	270 bps
Gross profit increased by $95.5 million, or 32.6%, for the nine months ended September 30, 2026, compared to the prior year period. The increase in gross profit was primarily due to higher unit sales, IEEPA tariff refunds and positive impacts from price increases, partially offset by tariffs and inventory reserves.
Gross margin increased 2.7 percentage points for the nine months ended September 30, 2026, compared to the prior year period. The increase in gross margin was primarily due to IEEPA tariff refunds, positive impacts from price increases and ongoing efficiency efforts, partially offset by tariffs and inventory reserves.
Operating Expenses

	Nine months ended September 30,		Change
	2026	2025	%
	(in thousands)
Operating expenses:
Selling	$124,532	$102,952	21.0%
Marketing	83,490	64,779	28.9%
General and administrative	118,259	105,703	11.9%
Total operating expenses	326,281	273,434	19.3%
Operating expenses increased by $52.8 million, or 19.3%, for the nine months ended September 30, 2026, compared to the prior year period, driven by higher selling expense, marketing expense and general and administrative expense. As a percentage of net revenues, operating expenses decreased by 4.1 percentage points, primarily due to leverage on higher net revenues in general and administrative expense and selling expense, partially offset by an increase in marketing expense.
Selling expense increased by $21.6 million, or 21.0%, for the nine months ended September 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 1.2 percentage points. The decrease in selling expense as a percentage of net revenues was primarily due to leverage on higher net revenues, favorable shipping rates and lower fulfillment expense due to fulfillment center optimization, partially offset by supplier transition costs.
Marketing expense increased by $18.7 million, or 28.9%, for the nine months ended September 30, 2026, compared to the prior year period and, as a percentage of net revenues, increased by 0.2 percentage points. The increase in marketing expense as a percentage of net revenues was primarily due to our 2026 Winter Olympics campaign, partially offset by leverage on higher net revenues, and digital marketing efficiency.

General and administrative expense increased by $12.6 million, or 11.9%, for the nine months ended September 30, 2026, compared to the prior year period and, as a percentage of net revenues, decreased by 3.0 percentage points. The decrease in general and administrative expense as a percentage of net revenues was primarily due to leverage on higher net revenues and lower stock-based compensation expense.
Other Income, Net

	Nine months ended September 30,		Change
	2026	2025	%
	(in thousands)
Other income, net	$5,930	$6,515	(9.0)%
Other income, net decreased for the nine months ended September 30, 2026, compared to the prior year period, primarily due to foreign exchange loss.
Provision for Income Taxes

	Nine months ended September 30,		Change
	2026	2025	%
	(in thousands)
Provision for income taxes	$13,936	$10,111	37.8%
Provision for income taxes increased by $3.8 million, or 37.8%, for the nine months ended September 30, 2026, compared to the prior year period, primarily due to an increase in pretax book income.
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
Active Customers, Net Revenues per Active Customer, and Average Order Value
We believe the number of active customers is an important indicator of our growth as it reflects the reach of our digital platform, our brand awareness and overall value proposition. We define an active customer as a unique customer account that has made at least one purchase in the preceding 12-month period. In any particular period, we determine our number of active customers by counting the total number of customers who have made at least one purchase in the preceding 12-month period, measured from the last date of such period. Active customers as of September 30, 2026 and 2025, respectively, are presented in the following table:

	As of September 30,
	2026	2025
	(in thousands)
Active customers	3,179	2,781
We believe measuring net revenues per active customer is important to understanding our engagement and retention of customers, and as such, our value proposition for our customer base. We define net revenues per active customer as the sum of total net revenues in the preceding 12-month period divided by the current period active customers. Net revenues per active customer as of September 30, 2026 and 2025, respectively, are presented in the following table:

	As of September 30,
	2026	2025
Net revenues per active customer	$236	$209
We define AOV as the sum of the total net revenues in a given period divided by the total orders placed in that period. Total orders are the summation of all completed individual purchase transactions in a given period. We believe our relatively high AOV demonstrates the premium nature of our product. As we expand into and increase our presence in additional product categories, price points and international markets, AOV may fluctuate. AOV for the three and nine months ended September 30, 2026 and 2025, respectively, are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average order value	$126	$114	$126	$117
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

The following table reflects a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP and presents adjusted EBITDA margin with net income margin, the most directly comparable financial measure prepared in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except margin)		(in thousands, except margin)
Net income	$19,281	$8,746	$53,948	$15,743
Add (deduct):
Other income, net	(2,349)	(2,324)	(5,930)	(6,515)
Provision for income taxes	5,277	3,213	13,936	10,111
Depreciation and amortization expense(1)	2,333	2,327	8,115	6,478
Stock-based compensation and related expense(2)	6,976	6,889	19,816	21,935
IEEPA tariff refund(3)	—	—	(7,899)	—
Adjusted EBITDA(4)	$31,518	$18,851	$81,986	$47,752

Net revenues	$190,689	$151,661	$547,210	$429,202
Net income margin(5)	10.1%	5.8%	9.9%	3.7%
Adjusted EBITDA Margin	16.5%	12.4%	15.0%	11.1%
(1)Excludes amortization of debt issuance costs included in “Other income, net.”
(2)Includes stock-based compensation expense, payroll taxes and costs related to equity award activity.
(3)Consists of refunds recognized for IEEPA tariffs incurred on goods sold in the year ended December 31, 2025.
(4)For the nine months ended September 30, 2025, reflects $171,000 of stock-based compensation expense and payroll taxes inadvertently not reflected in our previously disclosed Adjusted EBITDA results for the three months ended March 31, 2025.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, which is the most directly comparable financial measure calculated in accordance with GAAP.

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$100,522	$242
Less: capital expenditures	(10,719)	(5,305)
Free cash flow	$89,803	$(5,063)

Liquidity and Capital Resources
Cash Availability
As of September 30, 2026 and December 31, 2025, we had $76.5 million and $82.0 million of cash and cash equivalents, respectively. Since inception, we have financed operations primarily through cash flows from operating activities and the sale of our capital stock.

Amended and Restated Credit Agreement
In September 2021, we entered into a credit agreement with Bank of America, N.A. (as amended from time to time, the “Credit Agreement”) providing for a revolving credit facility in an amount of up to $100.0 million (as amended, the “2021 Facility”). On November 3, 2025, we entered into a second amendment to the Credit Agreement, which, among other things, extends the maturity date of the 2021 Facility from September 7, 2026 to November 3, 2030 and reduces the annual commitment fee to 0.15% of the unused Revolving Facility (as defined in the Credit Agreement). As of September 30, 2026, we had no outstanding borrowings under the 2021 Facility (other than $7.6 million of outstanding letters of credit) and available borrowings of $92.4 million.
See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the 2021 Facility.
Share Repurchase Program
In August 2024, our board of directors authorized a share repurchase program for up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, and on August 6, 2026, our board of directors authorized an additional increase of $100.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $200.0 million of our outstanding Class A common stock. During the three months ended September 30, 2026, we repurchased 985,622 shares of our Class A common stock for approximately $13.8 million. During the nine months ended September 30, 2026, we repurchased 3,566,595 shares of our Class A common stock for approximately $46.6 million. As of September 30, 2026, we had approximately $105.3 million available for future repurchases under the share repurchase program.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Cash flows from operating activities	$100,522	$242
Cash flows from investing activities	(47,246)	(38,063)
Cash flows from financing activities	(58,776)	(1,370)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(15)	—
Net change in cash and cash equivalents	$(5,515)	$(39,191)
Operating Activities
Cash flows from operating activities consist primarily of net income adjusted for certain items including depreciation and amortization, stock-based compensation expense and the effect of changes in operating assets and liabilities.
Cash flows from operating activities increased by $100.3 million for the nine months ended September 30, 2026, compared to the same period last year. The increase was due to lower inventory purchases of $42.1 million, an increase in our net income including the impact of non-cash adjustments of $40.9 million, the timing of cash payments for accrued expenses of $29.0 million, and the timing of cash receipts of accounts receivable of $2.3 million. The increase in our net income includes a benefit to cost of goods sold from IEEPA tariff refunds. The increase was partially offset by the timing of cash payments of accrued compensation and benefits of $9.4 million and the timing of cash payments related to deferred revenue of $4.3 million.
Investing Activities
Cash flows from investing activities consist of capital expenditures, as well as purchases, maturities, and sales of investments.
Cash flows from investing activities decreased by $9.2 million for the nine months ended September 30, 2026, compared to the same period last year. The decrease in cash flows from investing activities was primarily due to higher purchases of available-for-sale securities of $69.3 million, and higher purchases of property and equipment of $5.4 million. This was partially offset by higher maturities and sales of available-for-sale securities of $66.7 million.
Financing Activities
Cash flows from financing activities consist primarily of proceeds and payments related to transactions involving our common stock, borrowings, and fees associated with our existing line of credit.
Cash flows from financing activities decreased by $57.4 million as compared to the same period last year. The decrease in financing cash flows was primarily due to an increase in repurchases of Class A common stock of $44.0 million. In addition, cash flows from financing activities decreased due to payments for taxes related to the net share settlement of equity awards of $13.5 million, with no comparable activity in the prior year.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations from those described in our 2025 Annual Report on Form 10-K.
Refer to Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for any commitments entered into during the three and nine months ended September 30, 2026.

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
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted and their potential impact to our condensed consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

On November 1, 2022, a putative class action complaint was filed against us and certain of our executive officers and directors in the United States District Court for the Central District of California alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements in our IPO in May 2021 and thereafter. An additional putative class action complaint was filed against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, in the United States District Court for the Central District of California on December 8, 2022, making similar allegations to the previously referenced purported class action. On February 14, 2023, the court consolidated the two complaints and appointed lead plaintiffs. On April 10, 2023, the lead plaintiffs filed a consolidated amended complaint against us, certain of our executive officers and directors, stockholders and the underwriters to our IPO, alleging, among other things, violations of the Securities Act and Exchange Act for allegedly making false and misleading statements between May 27, 2021 and February 28, 2023 with respect to our ability to predict customer demand and to manage our supply chain, inventory, air freight usage and costs (the “Class Action Securities Litigation”). The complaint sought unspecified compensatory damages and attorney’s fees and costs. On May 25, 2023, defendants filed a motion to dismiss the consolidated amended complaint. On January 17, 2024, the court granted the motion in its entirety as to all defendants, dismissed the case without prejudice, and granted plaintiffs leave to amend the complaint. On March 19, 2024, plaintiffs filed an amended complaint alleging violations of the Securities Act and Exchange Act similar to those alleged in the previously dismissed amended complaint. On May 3, 2024, defendants filed a motion to dismiss the amended complaint. On January 10, 2025, the court granted the motion in its entirety as to FIGS and the executive officer and director defendants, dismissed certain claims with prejudice and granted plaintiffs leave to amend the complaint further as to the remaining claims. Thereafter, plaintiffs declined to file an amended complaint and the court entered judgment against the plaintiffs on February 13, 2025. Plaintiffs filed an appeal from the dismissal with the United States Court of Appeals for the Ninth Circuit, and oral argument in the appeal took place on July 7, 2026. On August 11, 2026, the Court of Appeals affirmed the district court’s dismissal.

On June 2, 2023, a putative stockholder, Paige McMurtrie, filed a derivative lawsuit against us and certain of our current and former executive officers, directors and stockholders in the United States District Court for the Central District of California. The derivative complaint alleged factual allegations largely tracking allegations made in the Class Action Securities Litigation and sought, among other things, damages and restitution to be paid to the Company by the individual defendants, governance changes and attorney’s fees and costs. On June 8, 2023, the plaintiff voluntarily dismissed that action brought in the Central District of California and re-filed it in the United States District Court for the District of Delaware (the “McMurtrie Action”). On July 11, 2023, another putative stockholder, Andrew Wubben, filed a derivative lawsuit asserting claims and factual allegations that were materially equivalent to the McMurtrie Action (the “Wubben Action”). On July 31, 2023, the parties to the McMurtrie Action and Wubben Action filed a stipulation to consolidate those actions and any future actions that may be filed based on the same claims and factual allegations (collectively, the “Consolidated Federal Court Derivative Action”). On September 25, 2023, the parties to the Consolidated Federal Court Derivative Action filed a stipulation voluntarily staying the Consolidated Federal Court Derivative Action until (1) the dismissal of the Class Action Securities Litigation, with prejudice, and exhaustion of all related appeals; or (2) the denial of any motion to dismiss the Class Action Securities Litigation in whole or in part; or (3) any of the parties to the Consolidated Federal Court Derivative Action provides 30-day notice that they no longer consent to the voluntary stay of the Consolidated Federal Court Derivative Action. On September 20, 2023, another putative stockholder, Osayi Lawani, filed a derivative lawsuit in the Central District of California asserting claims and factual allegations that were materially equivalent to the Consolidated Federal Court Derivative Action (the “Lawani Action”). The Lawani Action was then dismissed, re-filed in the United States District Court for the District of Delaware, and consolidated into the Consolidated Federal Court Derivative Action. On September 8, 2026, following the Court of Appeals’ decision affirming the dismissal of the Class Action Securities Litigation, the parties filed a stipulation to dismiss the Consolidated Federal Court Derivative Action, and the court thereafter approved that stipulation and dismissed the case.

On January 5, 2024, a putative stockholder, Lloyd Kimmen, filed a derivative lawsuit against us and certain of our current and former executive officers, directors, and stockholders in the Delaware Court of Chancery (the “Kimmen Action”). On January 12, 2024, another putative stockholder, Cameron Carter, filed a derivative lawsuit that is materially equivalent to the Kimmen Action (the “Carter Action”). The Kimmen Action and the Carter Action allege factual allegations largely tracking allegations made in the Class Action Securities Litigation and the Consolidated Federal Court Derivative Action, except that the Kimmen Action and the Carter Action reference non-public documents that the Company previously produced to each of those shareholders pursuant to books and records requests made under Section 220 of the Delaware General Corporation Law. The parties to the Kimmen Action and Carter Action have stipulated, and the court has entered an order, to consolidate those actions and any future actions that may be filed based on the same claims and factual allegations (collectively, the “Consolidated Delaware Court Derivative Action”) and to voluntarily stay the Consolidated Delaware Court Derivative Action on terms similar to the stay entered in the Consolidated Federal Court Derivative Action. On September 11, 2026, following the Court of Appeals’ decision affirming the dismissal of the Class Action Securities Litigation, the parties filed a stipulation to dismiss the Consolidated Delaware Court Derivative Action, and the court thereafter approved that stipulation and dismissed the case.
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
If we experience problems with our fulfillment center’s operational infrastructure, our ability to meet customer expectations, manage inventory, complete sales, ship products and achieve objectives for operating efficiencies could be harmed.

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

Our supply chain consists of a diversified network of global production partners spread across multiple continents. We source the vast majority of the fabrics used in our products from a limited number of suppliers in China, and we source the other raw materials and product components used in our products from suppliers located predominantly in the Asia Pacific region. We then work with manufacturing partners to produce our products in facilities located in Southeast Asia, the Middle East, China and South America. In addition, as part of our overall supply chain strategy, we also continuously work to strengthen our sourcing and manufacturing capabilities, which from time to time includes diversifying manufacturing operations geographically and strategically refining our manufacturing base into high-quality manufacturing partners to improve product quality and consistency. During the quarter ended September 30, 2026, the vast majority of our finished goods were produced by suppliers in Vietnam. Limited production also occurred in China and other countries.

As a result of the WRO issued by CBP on June 23, 2026 against certain garments produced by our Jordanian manufacturing partner, our products produced by this partner may not currently be imported into the United States, and we may ultimately be unable or choose not to sell recently finished product from this partner. We have instituted various strategies to mitigate the impact of the WRO, including transitioning raw materials and production to our other manufacturing partners, although doing so may increase risks associated with our reliance on a limited number of third-party suppliers. The WRO adversely impacted net revenues, costs and inventory levels for the three months ended September 30, 2026, and we expect the WRO will continue to adversely impact net revenues, costs and inventory levels for at least the remainder of the year ending December 31, 2026.
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

The United States has announced and implemented changes to U.S. trade policy in recent years, including increasing tariffs on imports, in some cases significantly, and potentially modifying or terminating existing trade agreements, which, in certain instances, has prompted retaliatory trade measures by other countries. These measures have increased our product costs. The changes to U.S. trade policy have also been dynamic, unpredictable and subject to ongoing modification. For example, in April 2025, the United States announced a new universal baseline tariff of 10% on all U.S. imports, plus additional country-specific tariffs applicable to certain trading partners. Since that announcement, tariff rates and effective dates have been adjusted on several occasions. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not permitted, invalidating a significant portion of tariffs that had been in effect since early 2025. The Administration responded by invoking a 10.0% global tariff pursuant to Section 122 of the Trade Act of 1974 (the “Trade Act”), effective on February 24, 2026, which expired on July 24, 2026, and new tariffs ranging from 10.0% to 12.5% pursuant to Section 301 of the Trade Act, effective July 24, 2026. These new tariffs affect imports from approximately 60 countries and territories, including those where our suppliers are located. As of the date hereof, goods manufactured in Vietnam are subject to a tariff rate of 12.5%.

The ruling, and the Administration’s subsequent actions, have created substantial uncertainty, including with respect to (i) the scope and duration of the new tariffs imposed under Section 301 and any new or higher tariffs that may be imposed and (ii) the outcome of pending legal challenges to the Section 122 and Section 301 tariffs and the potential for further legal challenges to those and any future tariffs. Any prolonged uncertainty or volatility in tariff policy could disrupt our supply chain planning, increase our costs and adversely affect our ability to price our products competitively. Moreover, tariffs and other trade barriers, including those imposed by other countries on the United States, could adversely impact demand for our products domestically and in international markets, which in turn could adversely affect our inventory levels. Given that substantially all of our products are currently manufactured outside of the United States, additional trade actions by the United States or other countries could further increase our product costs and harm our business, financial condition and results of operations.

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

Moreover, our products are also subject to importation-related regulations, including those enforced by CBP, such as WROs. For example, on June 23, 2026, CBP issued a WRO against certain garments produced by our Jordanian manufacturing partner. As a result of the WRO, our products produced by this partner may not currently be imported into the United States, and we may ultimately be unable or choose not to sell recently finished product from this partner. We have instituted various strategies to mitigate the impact of the WRO, including transitioning raw materials and production to our other manufacturing partners. The WRO adversely impacted net revenues, costs and inventory levels for the three months ended September 30, 2026, and we expect the WRO will continue to adversely impact net revenues, costs and inventory levels for at least the remainder of the year ending December 31, 2026. Future WROs could cause material delays and further unexpectedly affect our business, financial condition and results of operations.

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
We are committed to supporting our communities around the globe. Operating with compassion and integrity is core to our values, which makes our reputation sensitive to allegations of unethical or improper business practices, whether real or perceived. The failure, or alleged failure, of any of our suppliers or manufacturers to provide safe and humane factory conditions and oversight at their facilities could damage our reputation and brand, result in legal claims against us, subject our goods to detention or exclusion, or cause us to seek alternate suppliers or manufacturers, which could affect our business, financial condition and results of operations. For example, previously there were allegations relating to the working conditions at our Jordanian manufacturing partner. On June 23, 2026, CBP issued a WRO against certain garments produced by that partner. As a result of the WRO, our products produced by this partner may not currently be imported into the United States, and we may ultimately be unable or choose not to sell recently finished product from this partner. We have instituted various strategies to mitigate the impact of the WRO, including transitioning raw materials and production to our other manufacturing partners, although doing so may increase risks associated with our reliance on a limited number of third-party suppliers. These developments have subjected us, and may continue to subject us, to additional costs and challenges, including supply chain disruption, and increased sourcing and logistics costs, which we expect to continue to adversely affect our net revenues, costs and inventory levels for at least the remainder of the year ending December 31, 2026.
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
In addition, many state legislatures have adopted legislation that regulates how we operate online, including measures relating to data privacy, data security, and data breaches. For example, California enacted the CCPA, which imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also requires periodic cybersecurity audits and risk assessments, and provides for civil penalties for violations, as well as statutory damages and a private right of action for data breaches that is expected to increase data breach litigation. The enactment of the CCPA has prompted other states to enact similar bills. For example, Virginia, Colorado, Oregon, Texas, Montana, Iowa, Utah and Connecticut also maintain comprehensive privacy laws, and several other states have passed comprehensive privacy laws that will take effect over the next few years. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. We will be required to comply with these new privacy laws if our operations fall within their scope, which may increase our compliance costs and potential liability and may require us to make changes to our business practices.
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
•the timing and success of new product launches;
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
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual-class or multi-class share structures in certain of their indices. From July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600). Indices have discretion to reassess and implement such policies with respect to multi-class differing voting right structures. Under any such policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices. As a result, the market price of our Class A common stock could be adversely affected.
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

In August 2024, our board of directors authorized a share repurchase program to repurchase up to $50.0 million of our outstanding Class A common stock, with no expiration date. On February 27, 2025, our board of directors authorized an increase of $50.0 million to the share repurchase program, and on August 6, 2026, our board of directors authorized an additional increase of $100.0 million to the share repurchase program, bringing the total authorization for repurchases under the program to up to $200.0 million of our outstanding Class A common stock. As of September 30, 2026, we had approximately $105.3 million available for future repurchases of our Class A common stock under the share repurchase program.

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
As a public company, we have substantial legal obligations, including under the rules and regulations of the SEC, the NYSE, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities Act and the Exchange Act. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming. In addition, our management team needs to devote substantial attention to interacting with public company analysts and investors and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.
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
Issuer Repurchases of Equity Securities
The following table presents information with respect to our repurchases of our Class A common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(2)	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Program(2) (in thousands)
July 1-July 31, 2026	—	$—	—	$19,164
August 1-August 31, 2026	332,971	$14.45	332,971	$114,352
September 1-September 30, 2026	652,651	$13.80	652,651	$105,346
Total	985,622	$14.02	985,622	$105,346
(1) The repurchases may be executed from time to time through, without limitation, open market purchases or through privately negotiated transactions and/or structured repurchase agreements with third parties, block purchases or derivative contracts, and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable securities laws and other legal requirements and relevant factors. See Note 16 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to our share repurchase program with no expiration date, which was publicly announced on August 8, 2024, and the subsequent increases to the share repurchase program, which were publicly announced on February 27, 2025 and August 6, 2026, respectively, to allow for aggregate purchases of up to $200.0 million of our outstanding Class A common stock. Following our board of directors’ authorization of the increases, as of September 30, 2026, we had approximately $105.3 million available for future repurchases under the share repurchase program. The total number of shares repurchased does not include shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
(2) Average price paid per share and approximate dollar value of shares that may yet be repurchased exclude broker commissions and estimated excise taxes associated with the repurchases.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
The information set forth below is included herein for the purpose of providing disclosure under “Item 8.01 Other Events” of Form 8-K.
Collaboration Agreement with OOG

On November 3, 2026, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with OOG, Inc. (“OOG”), which memorializes the commercial relationship between the Company and OOG contemplated by the Company’s previously disclosed November 2024 minority investment in OOG (the “OOG Investment”).

The Collaboration Agreement provides for a strategic collaboration centered on promotional marketing for the Company on OOG’s platform, healthcare community engagement, compliant data sharing, and joint AI technology development across the Company’s platforms. The Company also supported the launch of OOG’s platform through its marketing channels.

The Collaboration Agreement remains in effect until the earlier of: (1) the two-year anniversary of a change of control of OOG or (2) such time as the Company, together with its affiliates, ceases to hold at least 50% of the shares of Series A-1 Preferred Stock of OOG originally purchased by the Company pursuant to the OOG Investment. The Company may also terminate the Collaboration Agreement at any time, for any reason, on 30 days’ written notice, or immediately for certain uncured breaches.

Heather Hasson, Executive Chairman of the Company’s board of directors (the “Board”) and beneficial owner of more than 5% of the Company’s outstanding capital stock, is founder and Chief Executive Officer of OOG, and Catherine Spear, a director and Chief Executive Officer of the Company and beneficial owner of more than 5% of the Company’s outstanding capital stock, is a member of OOG’s board of directors. The Collaboration Agreement was reviewed and approved by the Audit Committee in accordance with the Company’s Related Person Transaction Policy and Procedures. In addition, a special committee comprised solely of independent and disinterested directors recommended to the Board, and the Board approved, the entry into the Collaboration Agreement.

b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c) Insider trading arrangements and policies.

On July 1, 2026, Heather Hasson, our Executive Chairman, terminated her sell-to-cover instruction letter (the “Instruction Letter”), which was adopted on May 9, 2023. The Instruction Letter provided for sales of only such number of shares of Class A common stock as are necessary to satisfy the applicable tax withholding obligations arising exclusively from the vesting or settlement of restricted stock units (“RSUs”) granted to Ms. Hasson under the Company’s 2021 Equity Incentive Award Plan or any successor plan. The Instruction Letter was a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K and was intended to satisfy the affirmative defense of Rule 10b5-1(c).

Except for the foregoing, during the three months ended September 30, 2026, no other director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

FIGS, INC.

Date: November 5, 2026	By:	/s/ Catherine Spear
	Name:	Catherine Spear
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Sarah Oughtred
	Name:	Sarah Oughtred
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)